Form 10-K
period 1996-09-30
GREEN GOLD CONSOLIDATED
filed 1997-02-04
CIK 740124

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]   Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended September 30, 1996

OR

[  ]   Transition Report Pursuant to Section 13 or 15(d) of
the
Securities Exchange Act of 1934 (No Fee Required)

For the transition period from ______________ to
_________________


Commission File Number 0-11533

GREEN GOLD CONSOLIDATED
_________________________________________________
(Exact name of registrant as specified in its charter)

           CALIFORNIA                             33-0023916
                (State or other jurisdiction(I.R.S. Employer of incorporation or organization)Identification Number)

340 Rosewood Avenue, Suite D, Camarillo, CA 93010
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (805)
987-6921

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of Class)

    Indicate by check mark whether the registrant (1) has
filed all reports
required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter
period that the
registrant was required to file such reports), and (2) has
been subject to such
filing requirements for the past 90 days.  Yes [ X ]    No
[  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE
None.
PART I

Item 1.   BUSINESS

General

    Green Gold Consolidated ("Consolidated") is a limited partnership which was organized under the Uniform Limited Partnership Act of the State of
California in 1982. The general partner of Consolidated is Economic
Consultants (the "General Partner"), a general partnership composed of
Daniel Lee Stephenson and Tom A. Leevers, as managing partners, and the spouse of Mr. Leevers.

    Consolidated was formed for the purpose of participating in the transactions contemplated by a plan and agreement of exchange dated
February 1983 (the "Exchange Agreement"), as executed by
Consolidated and
12 other California limited partnerships (the "Predecessor
Partnerships").  The
Predecessor Partnerships had been formed between the years
1972 and 1976
for the purpose of purchasing agricultural real estate in the Southern
California Counties of Riverside and Ventura for development as avocado and citrus orchards. In 1983, in accordance with the provisions of the Exchange
Agreement, the Predecessor Partnerships transferred to Consolidated all of their assets, subject to all of their liabilities, in exchange for 10,000,000 limited partnership interests (the "Interests") of Consolidated
(the "Exchange
Transaction"). In 1983 the Predecessor Partnerships distributed their allocable shares of the Interests to their respective limited partners and were dissolved.

    Pursuant to the Exchange Transaction, Consolidated acquired an aggregate of 86 parcels of agricultural property
(cultivated and uncultivated)
including approximately 1,930 acres of avocado and citrus groves. Since consummation of the Exchange Transaction, Consolidated has sold or otherwise disposed of substantially all of these parcels.
(Information
respecting the parcels which were sold during the last three fiscal years is set forth in the table below.)

    In 1993 Consolidated completed the subdivision of its remaining land, which has been assigned to four tracts. Subdivision activity was undertaken to facilitate the sale of the remaining land, which consists of approximately
146 acres.

    Based on the above, the General Partner considers
Consolidated
principally to be in the business of selling property, rather than in the agricultural business; notwithstanding, in 1994
Consolidated reacquired a five-acre parcel located adjacent to other land owned by Consolidated.

Recent Sales Transactions

    During the last three fiscal years Consolidated sold one parcel of property, together with the groves and all other improvements thereon, to unaffiliated parties. As set forth more fully in the following table,
Consolidated received an aggregate consideration of approximately $70,000 for this property sale, consisting of: (i) cash down payment of $5,000; and (ii) a promissory note given to Consolidated in the amount of $65,000.





                                               Promissory
                  Purchase           Cash
                                                 Note to
Date of Sale       Price          Down-Payment
                                             Consolidated(1)

1996 - 2nd Quarter$  70,000          $   5,000
                                                  $   65,000



_______________________________


(1)                      The promissory note payable to
                         Consolidated bears interest at 10%
                         per
                         annum and matures February 2006.


Farming Operations

As discussed in greater detail in this Item 1 and in Item
7, "Management's
Discussion and Analysis of Financial Condition and Results of Operations,"
Consolidated's principal business is considered to be the sale of its remaining land. However, pending consummation of the sale of all the remaining cultivated land (approximately 59 acres including approximately 5,600 trees),
Consolidated continues to engage in the production of avocados.

(1)   The Avocado Industry

Although yields vary considerably from year to year, the General Partner estimates that approximately 75% of the avocados produced in the United
States today are grown in California and 25% are grown in Florida. Virtually all of California's avocados are grown in the southern counties, which include
San Diego, Ventura, Santa Barbara, Los Angeles, Orange,
Riverside and San
Bernardino.

Varieties of avocados include Hass, Fuerte, Bacon, Zutano and MacArthur.
All of Consolidated's trees are of the Hass variety.

(2)    Partnership Operations

       A.  Farm Management

Pursuant to an agreement dated January 1, 1985 and last amended on
December 16, 1991, Agrispect, the farm manager, agreed to perform, manage and supervise agricultural operations on the Partnership's properties. The total amount paid to Agrispect for management fees and cultural care expenses during fiscal year 1996 was approximately $42,000.
 Effective January
1, 1993, Consolidated pays Agrispect a cultural care fee of $565 per acre per year, and reimbursement for all actual costs incurred. The extensive use of irrigation water is costly. Accordingly, the ultimate cost to Consolidated for cultural costs will depend in large part upon rainfall quantity and general climatic conditions throughout each year. In this regard, rainfall quantity at the properties was generally below normal in the 1994 crop year and generally above normal in the 1995 crop year. Rainfall was normal in 1996; however, the summer months were hotter than usual requiring significant irrigation.

       B.   Crop Production and Marketing

As indicated above, Consolidated owns approximately 87 uncultivated acres and approximately 59 acres planted to Hass variety avocado trees located in
Rancho California.

Consolidated has consistently produced avocados on a per acre basis in excess of the average produced in the Rancho California area.
During the 1996 crop
year, Consolidated produced an average of approximately
6,500 pounds per
acre, or about 1,500 pounds per acre greater than other producers in the
Rancho California area. Consolidated's greater than average production results from "state of the art" cultural care.

Consolidated's avocado crop is picked by independent contractors pursuant to standards established by the industry from year to year.
Consolidated's crop
for the 1996 crop year was picked by Agrispect and other contractors, at a total cost of approximately $44,000. The availability of labor in the vicinity of the properties is sufficient for the cultivation and harvest of Consolidated's crops. All labor costs are included in the payments to Consolidated's independent contractors, as Consolidated has no employees.

Consolidated's avocado crop is packaged and marketed by McDaniel Fruit
Company, an independent contractor, and by Calavo (a non-profit cooperative handler which sells its members crops at the price deemed best for the interests of all members, less a pro rata portion of administrative costs attributable to each member).

       C.   Pest Infestation

The Persea mite has become a problem for avocado trees, and is present on trees throughout California. The registered chemical agent previously used by Consolidated and other producers to control infestation was withdrawn from the market in 1995 by the Environmental Protection
Agency.  No other
appropriate chemical agent is available at the present time. Consolidated introduced predator insects to establish biological control of the Persea mites in 1995, and continues to follow all other industry-recommended actions, including aggressive water and fertilizer applications.
The impact of the
persea mite on 1996 and subsequent years' crop production cannot be determined.

Partnership Management

Las Posas Investment Company ("Manager") implements
Consolidated's
business plans, furnishes financial reports and documents to and for
Consolidated, administers Consolidated's accounts, assists
Consolidated in the
sale of its land holdings from time to time, and manages the overall day-to-day operations and assets of Consolidated. For its services, Manager receives a monthly fee of 2% of the gross Partnership cash receipts
(not to exceed
$50,000 during any calendar year) plus $5,676. The management agreement may be terminated by either party upon 90 days' written notice.

Manager is a California corporation whose sole shareholder is Neno N.
Spondello, Jr. Mr. Spondello has been affiliated with certain purchasers of properties from Consolidated. As of September 30, 1996, all promissory notes received by Consolidated in connection with the sale of properties to such purchasers have been paid in full.


Item 2.     PROPERTIES

The properties owned by Consolidated (all of which are described in Item 1 above) are located in the Rancho California area of Riverside County,
California, between Los Angeles and San Diego. It is an established area for light industry, commercial activity and shopping, parks, residences, agriculture, thoroughbred farms and ranches.

Item 3.     LEGAL PROCEEDINGS

There are no pending legal proceedings as of November 10, 1996.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
       HOLDERS

Inapplicable.

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

Market Information

The Interests are not freely transferable and no market in the Interests has developed or is expected to develop.

Holders

As of November 10, 1996, a total of 2,125 persons (the
"Limited Partners")
held the Interests.

Dividends

Distributions are paid from either "Cash Available for Distribution" or "Sale or Refinancing Proceeds."

"Cash Available for Distribution" is defined in the Partnership Agreement as
"Cash Flow," less adequate cash reserves for obligations of Consolidated for which there is no provision. Cash Flow means cash funds provided from operations of Consolidated, without deduction for depreciation or amortization, but after deducting such funds used to pay or provide for the payment of debt service, capital improvements and replacements and the operating expenses of each of the properties. All distributions of Cash
Available for Distribution are divided in the ratio of 93.5% to the Limited
Partners and 6.5% to the General Partner.

"Sale or Refinancing Proceeds" is defined in the Partnership Agreement as the cash proceeds from a sale, financing or refinancing of a property remaining after retirement of mortgage debt and all expenses related to the transaction.
All distributions of Sale or Refinancing Proceeds are allocated as follows: (i) first, to the Limited Partners until they have received an amount which, when added to all prior distributions of Sale or Refinancing
Proceeds to them,
equals the sum of (a) $18,411,968 (the "Carried Capital
Contribution"), and
(b) a sum equal to a 6% per annum cumulative (but not compounded) return on such portion of the Carried Capital Contribution which has not been previously returned to the Limited Partners through distributions of Sale or
Refinancing Proceeds, less the sum of all prior distributions of Cash Available for Distribution, (ii) second, to the General Partner until it has received 6.5% of all Sale or Refinancing Proceeds in excess of the Carried Capital
Contribution, and (iii) the balance, to the Limited
Partners.

The following distributions of Cash Available for Distribution or Sale or
Refinancing Proceeds were made by the Partnership during the three most recent fiscal years:


Date of        Amount Distr.      Amount Distr.    Amt.
Dist.
Distribution   to Limited Partners                      Per
Unit           to General
                                                   Partners

Dec. 1993      $  150,000         $0.015               -0-
Dec. 1994      $  300,000         $0.03            $ 59,000
Dec. 1995      $  400,000         $0.04            $ 12,000
Dec. 1996      $  250,000         $0.025           $ 10,000

Item 6.  SELECTED FINANCIAL DATA



The following is selected financial data for the five years ended September 30,
1992 through 1996. Due to the nature of Consolidated's business operations, particularly the sales activities which have occurred during the last five years, the data is not comparable from year to year.

                                           For the Years
Ended September 30

                   1996    1995    1994     1993    1992


Sale of property -
    gross revenues$ 70,000$ -0-     $ -0- $360,000 $425,000


Crop sales -
   gross revenues$266,000$285,000$356,000 $202,000 $627,000


Net income (loss)$105,000$214,000$275,000  $66,000 $359,000


Net income (loss)
   allocable to
   Limited Partners$ 99,000$205,000$259,000$64,000 $343,000


Net income (loss)
   per Interest  $ 0.01  $ 0.02    $ 0.03   $0.006    $0.03


Total assets $2,703,000$3,020,000$3,193,000$3,067,000$3,155,000

Cash distributions
   per Interest  $ 0.04  $ 0.03   $ 0.015  $ 0.015   $ 0.04




For an explanation of some of the data included in the preceding table, see
Item 5 - Market for Registrant's Common Equity and Related
Stockholder
Matters and Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

       Consolidated is a limited partnership which commenced active operations in June 1983. Since that date, Consolidated has operated its cultivated properties for the production of avocados.
Consolidated currently
owns approximately 59 acres of cultivated properties and 87 acres of uncultivated properties. Its principal business is now considered to be the sale of its remaining properties.

       The General Partner believes that Consolidated's liquidity, defined as its ability to generate cash flow to satisfy its cash requirements (other than distributions to Limited Partners), is sufficient.

       Consolidated's cash flow depends principally upon
(i) collection of
outstanding notes receivable from previous sales of properties; (ii) receipt of proceeds from future sales of properties; (iii) market conditions of the
California avocado industry; and (iv) avocado production from Consolidated's groves.

       Consolidated's cash requirements primarily arise from costs attributable to cultural care, professional services, management services, property taxes, investor services and other operating expenses. None of the properties owned by Consolidated are subject to mortgage indebtedness.

       Each of Consolidated's sources and uses of cash is discussed in greater detail below.

Notes Receivable

       As of September 30, 1996, Consolidated held notes receivable in the amount of $1,910,000 (before reduction for deferred profit and an allowance for doubtful accounts in the aggregate amount of $1,031,000). The notes receivable bear interest at rates ranging from 10% to 11% per annum and mature at varying dates through February 2006.

       The partnership has one note that is considered impaired; however, the borrower continues to make payments and no losses are anticipated.
Should an obligor on a note receivable secured by a first deed of trust default in payment thereof, Consolidated would likely reacquire the encumbered property and again offer it for sale at the best price then obtainable. As a result, Consolidated has established an allowance for doubtful accounts, which, as of September 30, 1996, was in the amount of $99,000.

Sales of Properties; Cost of Subdivision

       Consolidated completed the subdivision of its properties (all of which are located in the Rancho California area) in 1993.
Subdivision
activities are complete and no further amounts are expected to be incurred in this regard. There were no property sales in 1994 or 1995.
 Consolidated is
marketing the lots for sale as individual home sites and will endeavor to sell all lots as soon as economically feasible.

       There was one property sold for $70,000 in 1996.
This sale
consisted of the five-acre property reacquired in 1994 for $46,000.

       Based on the General Partner's understanding of sales activity for comparable properties in the Rancho California area, the General Partner ultimately expects to sell the remaining properties and will likely receive compensation consisting of cash payments equal to 15% of the gross sales price, and the balance in the form of promissory notes bearing interest at rates ranging from 10% to 11% per annum and maturing in ten years. Each of the promissory notes is expected to be secured by a first deed of trust.
However, no assurance can be given that Consolidated will be able to sell any of its remaining properties or that it will sell its remaining properties on the preceding terms or at a profit. Consolidated has a book basis in its remaining properties of $1,162,000 (after reduction for depreciation).

Avocado Operations; Cultural Care Costs

       Consolidated's avocado production generally is in excess of the average production of the Rancho California area.

       Consolidated's gross revenues from crop sales decreased 19.9% from
1994 to 1995 (from $356,000 to $285,000).  Gross revenues
from crop sales
decreased 6.7% from 1995 to 1996 (from $285,000 to
$266,000).  The decrease
of $71,000 from 1994 to 1995 results from an $.08 per pound decrease in
Consolidated's avocado prices and a decrease of 49,000 pounds picked. The decrease of $19,000 from 1995 to 1996 results from a $.04 per pound decrease in Consolidated avocado prices and a decrease of 3,000 pounds picked. Crop production has fluctuated due to weather conditions, including rain and normal tree cycles. Consolidated's average pounds per acre were 7,300, 6,600 and 6,500 in 1994, 1995 and 1996, respectively.

       Cultural care costs increased 8.6% from 1994 to 1995
(from
$187,000 to $203,000).  Cultural care costs increased 2.9%
from 1995 to 1996
(from $203,000 to $209,000).  The increase from 1994 to
1995 was a Calavo
retained funds amount charged to culture care expense. The increase from
1995 to 1996 was primarily a result of increased water costs resulting from higher than average temperatures during the summer months.

       Avocado production and cultural care costs next year will continue to be impacted by the effects of the avocado Persea mite in the Rancho
California area. The primary effect of this pest is defoliation of trees which results in burnt fruit. The registered chemical agent previously used by
Consolidated and other producers to control infestation was withdrawn from the market in 1995 by the Environmental Protection Agency.
No other
appropriate chemical agent is available at the present time. Consolidated introduced predator insects in 1995 to establish biological control of the
Persea mites, and is following all other industry-recommended actions, including aggressive water and fertilizer applications.
However, the impact of
the Persea mite on 1996 and subsequent crop production cannot be determined.
       It is possible that Consolidated may generate a loss from its agricultural activities in 1997, as it did in 1993.
However, the General Partner
believes that the value of Consolidated's cultivated properties is enhanced by the presence of producing avocado trees; accordingly agricultural activities will continue at the cultivated properties through the respective dates of sale thereof.

Professional Services

       Professional services costs increased by 29.4% from 1994 to 1995
(from $17,000 to $22,000).  These costs increased by 4.5%
from 1995 to 1996
(from $22,000 to $23,000). Professional services costs are expected to remain at 1996 levels in 1997.

Management Services

       Management services increased by 4.8% from 1994 to 1995 (from
$84,000 to $88,000). These costs remained the same from 1995 to 1996.
Management fees are determined as a function of gross
Partnership cash
receipts. The components of cash receipts are (i) cash received on sale of property, (ii) cash received on sale of crops, (iii) cash principal payments made on notes receivable, and (iv) cash interest payments made on notes receivable. Management fees are expected to remain stable in 1997.

Property Taxes

       Property taxes increased 2% from 1994 to 1995 (from
$42,000 to
$43,000) and increased 9.3% from 1995 to 1996 (from $43,000
to $47,000).
Property taxes are expected to decrease as additional properties are sold.

Investor Services

       Investor service costs decreased 44.4% from 1994 to 1995 (from
$27,000 to $15,000). These costs remained the same from 1995 to 1996. In
1994 the increase resulted from computer costs associated with upgrading the
Investor Services system. Investor service costs are expected to remain at
1996 levels in 1997.

Other Operating Expenses

       Other operating expenses increased by $13,000 from 1994 to 1995
(from $1,000 to $14,000). These expenses increased by $6,000 from 1995 to
1996 (from $14,000 to $20,000).  In 1994 the unusually low
cost resulted from
reversing an accrual for legal fees no longer necessary because there were no pending legal matters. The increase in 1996 mainly results from investor system upgrades and training.


Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See Financial Statements and Notes to Financial
Statements which
follow as pages F-1 through F-9.

Item 9.
CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE


Inapplicable.

Report of Independent Accountants



November 13, 1996



To the General and Limited Partners of Green Gold
Consolidated

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Green Gold
Consolidated at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September
30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management;
our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Balance Sheets


                                       September 30,
                                1996 1995

Assets

Cash and cash equivalents  $   591,000 $   874,000
Notes receivable               879,000   858,000
Accrued interest receivable     38,000    29,000
Inventories of growing crops    15,000    15,000
Property held for sale       1,162,000 1,214,000
Other assets                    18,000      30,000

                           $ 2,703,000 $ 3,020,000

Liabilities and Partners' Equity (Deficit)

Accounts payable           $    11,000 $    13,000
Accrued liabilities             38,000      46,000

                                49,000      59,000

Partners' equity (deficit):

       General partners'      (268,000) (262,000)
       Limited partners'     2,922,000   3,223,000

                             2,654,000   2,961,000

                           $ 2,703,000 $ 3,020,000






See accompanying notes to financial statements

GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Statements of Operations


                                         September 30,

                             1996    1995    1994

Revenues:
  Sales of property    $  70,000 $         $
  Profit deferred on sales
    of property          (22,000)
  Recognition of deferred profit  21,000   95,000     27,000
  Crop sales             266,000   285,000   356,000

                         335,000 380,000  383,000
Costs and expenses:
  Cost of property sold   48,000
  Culture care costs -
   tree crops            209,000 203,000  187,000
  Professional services   23,000  22,000   17,000
  Management services     88,000  88,000   84,000
  Property taxes          47,000  43,000   42,000
  Depreciation             9,000  20,000   20,000
  Investor services       15,000  15,000   27,000
  Other operating expenses   20,000    14,000     1,000

                         459,000 405,000  378,000

    (Loss) income
      from operations   (124,000)(25,000)   5,000

Other income:
  Interest income        220,000 234,000  257,000
  Other income             9,000     5,000    13,000

                         229,000   239,000   270,000

Net income             $ 105,000 $ 214,000 $ 275,000

Net income allocable to
  general partner      $   6,000 $   9,000 $  16,000

Net income allocable to
  limited partners     $  99,000 $ 205,000 $ 259,000

Net income per limited
  partnership unit     $     .01 $     .02 $     .03


Weighted average number of limited
  partnership units outstanding
  during the period used to compute
  earnings per limited partnership
  unit                 9,986,000 9,986,000 9,986,000

See accompanying notes to financial statements
GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Statement of Changes in Partners' Equity (Deficit)



                         General Limited
                         Partner Partners  Total

Partners' (deficit) equity at
  September 30, 1993  $ (228,000)$3,209,000 $2,981,000

Distributions                    (450,000)(450,000)

Net income                16,000    259,000    275,000

Partners' (deficit) equity at
  September 30, 1994    (212,000)3,018,000 2,806,000

Distributions            (59,000)         (59,000)

Net income                 9,000    205,000    214,000

Partners' (deficit) equity at
  September 30, 1995    (262,000)3,223,000 2,961,000

Distributions            (12,000)(400,000)(412,000)

Net income                 6,000     99,000    105,000

Partners' (deficit) equity at
  September 30, 1996  $ (268,000)$2,922,000 $2,654,000













See accompanying notes to financial statements

GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Statements of Cash Flows


                                         Year ended September 30,
                           1996     1995    1994
Cash flows from operating activities:
  Net income          $  105,000 $  214,000 $  275,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation expense 9,000  20,000   20,000
      Deferred profit recognized (21,000) (95,000)   (27,000)
      Changes in assets and liabilities:
      Accounts receivable                  18,000
      Accrued interest receivable (9,000)   7,000    (12,000)
      Other assets        12,000   4,000  (10,000)
      Accounts payable    (2,000)(34,000)  23,000
      Accrued liabilities   (8,000)    6,000   (22,000)

    Net cash provided by
     operating activities   86,000   122,000   265,000

Cash flows from investing activities:
  Additions to property           (1,000) (23,000)
  Reimbursement of capitalized
     subdivision costs            16,000
  Collections on notes receivable   43,000   294,000   194,000

    Net cash provided by
      investing activities   43,000   309,000   171,000

Cash flows from financing activities:
  Distr. to general partner(12,000)(59,000)
  Distr. to limited partners (400,000) (300,000) (150,000)

    Net cash used in financing
      activities        (412,000) (359,000) (150,000)

Net increase (decrease) in cash
   and cash equivalents (283,000) 72,000  286,000

Cash and cash equivalents at
   beginning of year     874,000   802,000   516,000

Cash and cash equivalents at
   end of year         $ 591,000 $ 874,000 $ 802,000

See accompanying notes to financial statements
GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Notes to Financial Statements


NOTE 1 - THE PARTNERSHIP

Green Gold Consolidated, a California Limited Partnership
(the Partnership),
was organized in accordance with the provisions of the California Uniform
Limited Partnership Act for the purpose of receiving the assets and liabilities of twelve limited partnerships under common management and thereby consolidating the operations of those partnerships under an exchange transaction effective June 30, 1983. Under the exchange transaction, the
Partnership issued 10,000,000 limited partnership interests
(pro rata) to the
holders of interests in the twelve individual limited partnership in exchange for the assets and liabilities of those partnerships. The
General Partner is
Economic Consultants, a general partnership. The combination of the twelve partnerships into one partnership was treated as a reorganization of entities under common control, accounted for similar to a "pooling of interest."

Allocation of profits and losses and cash distributions from operations and cash distributions from sales are made pursuant to the terms of the
Partnership Agreement.

The Partnership is involved in the development and sales of real estate. Real estate markets are cyclical in nature; accordingly, the Partnership's ability to realize its assets is dependent upon market conditions.
All of the
Partnership's assets are located within the Inland Empire submarket of the
Southern California region. Consequently, the book value of the partnership's real estate ($1,162,000) and the collectibility of any notes receivable, collateralized by real estate ($879 000), may be affected by the economic strength of the real estate industry in Southern California.

The Partnership currently contracts with Las Posas
Investment Company
(LPIC), formerly known as Ventura Pacific Capital Company.
LPIC is a
California corporation which performs financial accounting, data processing, marketing, legal, investor relations, asset management and consulting services for the Partnership. These services are performed pursuant to an annual contract which is terminable by either party on 90 days' notice. LPIC is not an affiliate of the Partnership or the General Partner.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents include $337,700 and $599,000 of certificates of deposit at
September 30, 1996 and 1995, respectively.

Inventories

Inventories of growing crops are valued at the lower of cost or market under the first-in, first-out (FIFO) method. Cost is defined as cultural care costs related to the growing crops.

Property held for sale

Property held for sale is stated at the lower of historical cost or estimated net realizable value. In 1993 and 1992, the Partnership had its property held for sale appraised to determine its net realizable value.
Based on the results of
these appraisals and reviews of current sales activity in the area, it is management's opinion that carrying values of property held for sale are not in excess of net realizable value. If it was determined that property was recorded at an amount in excess of net realizable value, an appropriate write-down would be recorded.

Depreciation on improvements and tress is provided on a straight-line basis over the estimated useful lives of the respective assets, which range from five to twenty-two years.

In March 1995, the FASB issued SFAS 121 "Accounting for the
Impairment
of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The
Partnership intends to adopt SFAS 121 in fiscal 1997, s required. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also generally requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the net carrying amount of fair value less disposal costs. The adoption of SFAS 121 is not expected to have a material effect on the partnership's financial position or results of operations.

Income taxes

The Partnership's records are maintained on the accrual basis consistent with the Internal Revenue Code. No provision for income taxes is included in the accompanying financial statements, as the partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and Partners' equity (deficit) for financial reporting purposes will differ from the Partnership's income tax return because the Partnership's return is filed on a different fiscal year end and different accounting methods are used for financial reporting and income tax reporting for certain items, principally inventory and property sales.

At September 30, 1996 and 1995, Partners' equity on the tax basis exceeded
Partners' equity on the financial reporting basis by approximately $462,000 and
$460,000, respectively. Additionally, the Partnership reported taxable income of $166,000 and $319,000 for the tax years ended December
31, 1995 and 1994,
respectively.

Profit recognition on real estate sales

Revenue from the sale of real estate is recognized at the close of escrow when title has passed, minimum down payment requirements are met, and the
Partnership is relieved of any requirements for continued involvement with the property, thus allowing recognition of profits using the full accrual method of accounting in accordance with Financial Accounting
Standards Board
Statement No. 66, "Accounting for Sales of Real Estate."
Until such time as
profit can be recognized under the full accrual method, the installment sales method is used.

Recognition of crop sales revenue

Revenue from the sale of crops is recognized when crops are harvested and sold. All of the Partnership's crop sales were made to two customers for the years ended September 30, 1996 and 1995, and three customers for the year ended September 30, 1994.

Net income per limited partnership unit

Net income per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the year and the limited partners' allocable share of net income.

Impaired notes receivable

In 1996 the Partnership adopted the provisions of Financial
Accounting
Standards No. 114 (SFAS 114) "Accounting by Creditors for
Impairment of
a Loan." Under SFAS 114, impaired notes are measured based on the present value of expected future cash flows discounted at the notes' effective interest rate. The adoption of SFAS 114 did not have a material effect on the
Partnership's financial position or results of operations.


NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership's management agreement with LPIC and Mr.
Neno
Spondello, Jr. requires that LPIC manage, market and provide property management services for the Partnership's properties. The agreement provides for a management fee equal to 2% of gross partnership receipts and reimbursement of certain administrative expenses incurred while managing the properties. Fees and costs reimbursed under this agreement totalled $88,000,
$88,000 and $84,000 for the years ended September 30, 1996, 1995, and 1994, respectively.


NOTE 4 - NOTES RECEIVABLE

                                              September 30,
                                       1996       1995

First trust deed notes             $1,910,000 $1,839,000
Subordinated trust deed notes              -      49,000



                                    1,910,000  1,888,000

Less:
  Deferred profit on real estate sales(932,000) (931,000)
  Allowance for doubtful accounts     (99,000)   (99,000)

                                   $  879,000 $  858,000

Notes receivable resulted from sales of Partnership properties. The notes receivable bear interest at rates ranging from 10 percent to 11 percent and mature at various dates through February 2006.

As of September 30, 1996, the Partnership has one note receivable with a principal balance of $128,200 which is deemed impaired.
The Company does
not anticipate incurring any loss on the impaired note.
Interest income on
such note is recognized as collected.

GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Notes to Financial Statements



NOTE 5 - PROPERTY

                                                 September 30,
                                       1996       1995

Land
$1,166,000                         $1,209,000
Improvements                          149,000    149,000
Trees                                 274,000    274,000


                                    1,589,000  1,632,000

Less: accumulated depreciation       (427,000)  (418,000)

                                   $1,162,000 $1,214,000


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION
                                              Year ended September
                                                 1996

Schedule of non-cash investing and
  financing activities:
      Sales price of real estate                         $ 70,000
      Closing costs                               (5,000)
      Notes receivable from buyer                         (65,000)


         Net cash proceeds from


             sales of real estate

-

There were no non-cash investing and financing activities in 1996 and 1995.

No cash was paid for interest or income taxes during the years ended
September 30, 1996, 1995 and 1994.



NOTE 7 - SUBSEQUENT EVENT

On November 12, 1996, a $250,000, or $.025 per unit, cash distribution to the
Limited Partners was approved by the Management Committee to be paid in
December 1996.

PART III


Item 10.                        DIRECTORS AND EXECUTIVE
                                OFFICERS OF THE
                                REGISTRANT

      Economic Consultants, the General Partner, is a
California general
partnership composed of Daniel Lee Stephenson and Tom A.
Leevers, as
managing general partners, and the spouse of Mr. Leevers.

      Daniel L. Stephenson, age 53, Chairman of the Board of Directors,
President, Chief Executive Officer and Chief Financial
Officer of Rancon
Financial Corporation ("Rancon") founded Rancon in 1971 for the purpose of establishing Rancon as a commercial, industrial and residential property syndication, development and brokerage concern. From April
1, 1995 to
present, Mr. Stephenson is Chairman of the Board, President, Chief Executive
Officer and Chief Financial Officer of Rancon.  Mr.
Stephenson was President
and Chief Executive Officer of Rancon from 1971 to 1986, and from August
1991 to September 1992. Mr. Stephenson is also the general partner of various partnerships sponsored by Rancon.

      On July 19, 1996, Rancon Corporate, L.P., a limited partnership
("Corporate Center") of which Mr. Stephenson and Rancon are the general partners, filed a voluntary petition for protection under Chapter 11 of the
Bankruptcy Code in the United States Bankruptcy Court.
Corporate Center
is a debtor-in-possession under the control of Mr.
Stephenson.

      Mr. Stephenson is a graduate of the University of Southern California
(B.S., Finance and Real Estate, 1966).  He was awarded a
Certificate of
Completion of the Executive Program for Small Companies by the Graduate
School of Business of Stanford University (1981), and a
Certificate of
Completion of the Smaller Company Management Program,
Series I and II,
by the Graduate School of Business, Harvard University
(1990).  He is a
licensed real estate broker and a National Association of Securities Dealers,
Inc. registered principal.

      Tom A. Leevers, age 53, has been President of
Countryside Realty,
a real estate brokerage firm incorporated in California, since its organization in 1981. He was a principal shareholder and Executive Vice
President of
Rancon from 1971 to 1981. Mr. Leevers is a graduate of California State
University at Long Beach (B.S., Economics, 1966), licensed real estate agent, a former Director of the Rancho California Water District and a former member of the California Avocado Commission, serving on the board of directors and finance and advertising committees of the Commission.


Item 11.                        EXECUTIVE COMPENSATION

      The General Partner has a 6.5% interest in all distributions of Cash
Available for Distribution.  During fiscal years ended
September 30, 1996 and
1995, the General partner received distributions of cash in the amounts of
$12,000 and $59,000, respectively. The General Partner is also entitled to receive 6.5% of distributions from Sale or Refinancing
Proceeds, but only
after payment to the Limited Partners of an amount equal to 100% of their
Carried Capital Contribution and a return thereon as discussed in Item 5 -
Market for Registrant's Common Equity and Related
Stockholder Matters.
As of the date hereof, the General Partner has not received any distributions of Sale or Refinancing Proceeds.

      The General Partner and its affiliates may perform real estate brokerage services for Consolidated in connection with the sale of property by
Consolidated; provided that the aggregate compensation therefor to the
General Partner or its affiliates and to any independent broker participating in such transaction with the General Partner or its affiliates shall not exceed the lesser of (i) the compensation customarily charged in arm's-length transactions by other rendering similar services as an ongoing public activity in the same geographic location and for comparable property or (ii) 5% of the gross sales price of each property. Affiliates of the General Partner received real estate commissions from Consolidated during the fiscal year ended
September 30, 1996 totaling $3,500 from one sale of real estate that occurred during the year.

      For a discussion of Consolidated's agreement with the Manager respecting partnership management services, see Item 1 -
Business.  Pursuant
to this arrangement, the manager received $88,000 in each of the fiscal years ended September 30, 1996 and 1995.




Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      No person is known by Consolidated to be the beneficial owner of more than 5% of the Interests.

Security Ownership of Management
                             Amount and
        Name of              Nature of
Title of                     Beneficial         Beneficial
Percent
Class   Owner                Ownership          of Class

Interests                    Daniel Lee           16,050 -
(2)
        Stephenson           in trust (1)

Interests                    Tom A. Leevers       2,738 -
(2)
                             direct

Interests                    Rancon Financial     15,625 -
(2)
        Corporation          direct
__________________________________
(1) Interests are held in trust for the benefit of the family of Mr.
        Stephenson.
(2)     Less than 1% of class.

Changes in Control

        The Limited Partners have no right, power or authority to act for or bind Consolidated. However, the Limited Partners have the power to vote upon the following matters affecting the basic structure of Consolidated, each of which shall require the approval of Limited Partners holding a majority of the outstanding Interests: (i) amendment of Consolidated's
Amended and
Restated Certificate and Agreement of Limited Partnership;
(ii) dissolution
of Consolidated; (iii) sale, exchange or pledge of all or substantially all of the assets of Consolidated; (iv) removal of the General
Partner or any successor
General Partner; and (v) election of a new General Partner or General
Partners upon the removal, retirement, death, insanity, insolvency, bankruptcy or dissolution of the General Partner or any successor
General Partner.

Item 13.                     CERTAIN RELATIONSHIPS AND
RELATED
        TRANSACTIONS

        Other than as set forth in Item 11 of this report under the caption
"Executive Compensation," Consolidated has not been a party to the relationships or transactions required to be reported by this item.
PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
        REPORTS ON FORM 8-K

A.      Documents filed as part of this report

        (1) Financial Statements

            Included in Part II of this report:

            Report of Independent Accountants

            Balance Sheets at September 30, 1996 and 1995

            Statements of Operations for the Years Ended
            September
            30, 1996, 1995 and 1994

            Statements of Changes in Partners' Equity
            (Deficit) for the
            Years Ended September 30, 1996, 1995 and 1994

            Statements of Cash Flows for the Years Ended
            September
            30, 1996, 1995 and 1994

            Notes to Financial Statements

        (2) Financial Statement Schedules

            Included in Part IV of this report:

            Schedule II - Valuation and Qualifying Accounts
            &
            Reserves for the Year Ended September 30, 1996

            Schedule III - Real Estate and Accumulated
            Depreciation -
            September 30, 1996

        (3) Exhibits

            3.1 and 4.1      Partnership Agreement, filed
            as Exhibit 3 and
            4 to the annual report on Form 10-K of
            Consolidated for
            the fiscal year ended September 30, 1984, is hereby incorporated by reference as an exhibit herein.

            3.2 and 4.2    Amendment to Partnership
            Agreement, filed
            as Exhibit 3.2 and 4.2 to the annual report on Form 10-K of
            Consolidated for the fiscal year ended
            September 30, 1991,
            is hereby incorporated by reference as an exhibit herein.

            10.1 Agricultural Management Agreement and First Amendment thereto between Agrispect and Consolidated, filed as Exhibit 10.2 to the annual report on
            Form 10-K of Consolidated for the fiscal year ended
            September 30, 1985, are hereby incorporated by reference as an exhibit herein.

            10.2       Second Amendment to Agricultural
            Management Agreement between Agrispect and
            Consolidated, filed as Exhibit 10.2 to the annual report on
            Form 10-K of Consolidated for the fiscal year ended
            September 30, 1991, is hereby incorporated by reference as an exhibit herein.

            10.3       Third Amendment to Agricultural
            Management Agreement between Agrispect and
            Consolidated, filed as Exhibit 10.3 to the annual report on
            Form 10-K of Consolidated for the fiscal year ended
            September 30, 1991, is hereby incorporated by reference as an exhibit herein.

            10.4       Calavo Bylaws and Marketing
            Agreement,
            filed as Exhibit 10.1 to the annual report on Form 10-K of
            Consolidated for the fiscal year ended
            September 30, 1987,
            is hereby incorporated by reference as an exhibit herein.

            10.5       Partnership Management Agreement
            between
            Ventura Pacific Capital Company and
            Consolidated, filed as
            Exhibit 10.2 to the annual report on Form 10-K of
            Consolidated for the fiscal year ended
            September 30, 1986,
            is hereby incorporated by reference as an exhibit herein.

            10.6       First Amendment to Partnership
            Management Agreement between Ventura Pacific
            Capital
            Company and Consolidated, filed as Exhibit 10.6 to the annual report on Form 10-K of Consolidated for the fiscal year ended September 30, 1991, is hereby incorporated by reference as an exhibit herein.

            10.7       Second Amendment to Partnership
            Management Agreement between Ventura Pacific
            Capital
            Company and Consolidated, filed as Exhibit 10.7 to the annual report on Form 10-K of Consolidated for the fiscal year ended September 30, 1991, is hereby incorporated by reference as an exhibit herein.

(B)     Reports on Form 8-K

        Consolidated filed no current reports on Form 8-K during the last quarter of the fiscal year covered by this report.

SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  December 15, 1995     GREEN GOLD CONSOLIDATED

                        By:  ECONOMIC CONSULTANTS,
                             General Partner


                             By:

                                  Daniel Lee Stephenson,
                                  General Partner


                             By:

                                  Tom A. Leevers,
                                      General Partner


 Pursuant to the requirements of the Securities Exchange
Act of 1934, this
report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE
 CAPACITY                             DATE


                             Principal executive
 Dec.15, 1995
DANIEL LEE STEPHENSON        officer, principal
                                  financial officer,
                                  principal accounting
                                  officer and General
                                  Partner of Economic
                                  Consultants


                                  General Partner of
 Dec.15, 1995
TOM A. LEEVERS               Economic Consultants

GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Valuation and Qualifying Accounts and Reserves
For the Year Ended September 30, 1996
_____________________________________________________________________________________________
____________

Column A

Column B

Column C

Column D

Column E
_____________________________________________________________________________________________
____________


    Additions

Balance at

Charged to
                Charged to
              beginning

costs and
                other accounts-
                Deductions-
                Balance at
Description
               of period
                expenses
                describe
                describe    end of period

_____________________________________________________________________________________________
____________

Allowance for
doubtful
accounts
               $99,000
               -
               -
               -               $99,000
GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Real Estate and Accumulated Depreciation
(In Thousands)
_____________________________________________________________________________________________
____________

Reconciliation of gross amount at which real estate was carried:

                                                      1996
                                                      1995
                                                      1994


INVESTMENT IN REAL ESTATE


Balance at beginning of period
    $ 1,632
    $ 1,647

$ 1,604

         Additions during period:
           Land improvements, etc.
    -
    1
    43
         Sales during period

(43)

-
    -
         Reimbursement of subdivision costs
            -
         (16)
            -

    Balance at end of period                        $ 1,589
    $ 1,632                                         $ 1,647

ACCUMULATED DEPRECIATION

    Balance at beginning of period                  $   418   $   398   $   378

         Additions charged to costs and expenses

9
    2
0
    20
         Sales during period
                                                           -
                                                           -
                                                           -

    Balance at end of period                        $   427  $   418    $   398
GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Real Estate and Accumulated Depreciation
September 30, 1996
(In Thousands)


COLUMN A

COLUMN B
                          COLUMN C
                    COLUMN D


________________________________________________________________________________


Cost Capitalized

Initial Cost to
                                                           Subsequent to


Partnershi
p

Acquisitio
n


________________________________________________________________________________


Trees

                                              and

Land

Carrying


Description

Encumbrances
                             Lan
d

Improve.

Improve.

Cost



Unimproved Land;
  Riverside Co.,
  California:

1-4/24247

$ -0-

$ 173

$ 150

$ 239

$ -0-


  49 acres

1,2&4/24248
                       -0-

99
                                 93
                                 187
                                 -0-
  31 acres

1-7/24249
                       -0-
                                      140
                                 100
                                 225
                                 -0-
  42 acres

1&3/24867
                       -0-
                                      21
                                 80
                                 82
                                 -0-
  24 acres






                     $ -0-
                      $ 433
                      $ 423
                      $ 733
                      $ -0-




GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Real Estate and Accumulated Depreciation
September 30, 1996 Continued. . .
(In Thousands)


      COLUMN E
     COLUMN F
     COLUMN G
     COLUMN H
     COLUMN I
________________________________________________________________________________


Gross Amount Carried
at September 30, 199
6
________________________________________________________________________________

        Trees
        Date

Life


and
          Accum.
          Constr.
          Date
          Depreciated
  Land
 Improve.
 Total
 Depreciation
 Began
 Acquired
 Over






 $ 412
 $ 150
 $ 562
 $ 151
 N/A
 12/74
 5-22 yrs

    286
 93
 379
 94

N/A

12/74

5-22 yrs

    365
 100
 465
 101
 N/A
 3/85      5-22 yrs

    103
 80
 183
 81
 N/A       11/86    5-22 yrs





 $1,166
 $ 423
 $1,589
 $ 427