Form 10-Q
period 1997-03-31
GREEN GOLD CONSOLIDATED
filed 1997-05-13
CIK 740124

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________


Commission File Number 0-11533


GREEN GOLD CONSOLIDATED
__________________________________________________________
(Exact name of registrant as specified in its charter)


                                        CALIFORNIA33-0023916

                (State or other jurisdiction(I.R.S. Employer of incorporation or organization)Identification Number)

591 West Los Angeles Avenue, Moorpark, CA 93021

(Address of principal executive office) (Zip Code)


(805) 530-3858
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]
PART I - FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

GREEN GOLD CONSOLIDATED
(A CALIFORNIA LIMITED PARTNERSHIP)

BALANCE SHEET


                        March 31,September 30,
                                1997  1996
                                   (Unaudited)



ASSETS

Assets:
   Cash and cash equivalents$  367,000$  591,000
   Notes receivable             860,000879,000
   Inventories of growing crops   15,00015,000
   Accrued interest receivable    33,00038,000
   Property held for sale   1,162,0001,162,000
   Other assets               18,000    18,000

      TOTAL ASSETS        $2,455,000$2,703,000



LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities$   49,000$   49,000

      TOTAL LIABILITIES           49,00049,000

   Partners' equity         2,406,0002,654,000

      TOTAL LIABILITIES AND
      PARTNERS' EQUITY    $2,455,000$2,703,000


See accompanying notes to financial statements

GREEN GOLD CONSOLIDATED
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(Unaudited)



                                   For the Six Months Ending

         March 31,
                                    19971996


CROP SALES
$    82,000
                                                 $   52,000

OPERATING COSTS AND EXPENSES:
   Cultural Care Costs          96,000 87,000
   Professional services        66,000 77,000
   Depreciation, property tax and other    29,000     43,000

      Total Operating Costs and Expenses191,000 207
                                                       ,000

LOSS FROM OPERATIONS        (109,000)(155,000)

OTHER INCOME (EXPENSES):
   Realized gross profit        14,000 11,000
   Interest income                      101,00
0 112,00
                                                          0
   Other income                7,000      5,00
0


NET INCOME (LOSS)

$   13,000
$  (27,000)

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP INTEREST
   $    .0013              $   (.0027)


Weighted average number of limited partnership
interests outstanding during the period used
to compute earnings per limited partnership
interest
9,986,000
9,986,000






See accompanying notes to financial statements

                  GREEN GOLD CONSOLIDATED
             (A CALIFORNIA LIMITED PARTNERSHIP

                  STATEMENTS OF OPERATIONS
                        (Unaudited)



                                     For Three Months Ending
                                              March 31,
                                         1997          1996



CROP SALES                           $ 82,000         $
39,000

OPERATING COSTS AND EXPENSES:
   Cultural Care Costs                 52,000        38,000
   Professional Services               37,000        28,000
   Depreciation, property tax and other
 4,000                           8,000

      Total Operating Costs and Expenses
93,000                          74,000

   LOSS FROM OPERATIONS               (11,000)     (35,000)

   OTHER INCOME (EXPENSES):
      Realized gross profit             8,000         6,000
      Interest Income                  47,000        55,000
      Other Income                      2,000         1,000

   NET INCOME                         $46,000      $ 27,000

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                  $ .0046       $.0027

Weighted average number of limited partnership
interests outstanding during the period used
to compute earnings per limited partnership
interest
9,986,000                    9,986,000


See accompanying notes to financial statements












CONSOLIDATED
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENT OF CASH FLOWS

For the Six Months Ended March 31, 1997 and 1996
(Unaudited)






                                          March 31,March 31,


                                                1997  1996


Cash flows from operating activities:

   Net income (loss)

$   13,000
$   (27,000)

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization
1,00
0
6,00
0
      Deferred profit recognized
(14,000)
(11,00
0)
      Changes in assets and liabilities:
         Net decrease (increase) in
          receivables

5
,000

(6,000)
         Decrease in other
          assets
1,000

5,000
         Increase in accounts payable
          and accrued liabilities
   1,000
    -

   Net cash used by operating activities
   7,000

    (33,000)

Cash flows from investing activities:
   Collection on notes receivable         31,00
0

   21
,000
   Property Sold                                                   -
      46,000
   Deferred gain from property sold
-               19,000
   New note receivable from property sold                -
          (  65,000)

      Net cash provided by investing
        activities            31,000    21,000

Cash flows from financing activities:
   Distributions to limited partners(250,000)(400,000)
   Distributions to general partner   (12,000)   (12,000)

      Net cash provided by financing
        activities                 (262,000)  (
                                                    412,000)

Net decrease in cash                 (224,000)(
                                                    424,000)

Cash at September 30                591,000
                                                    874,000

Cash at March 31                 $  367,000 $
450,00
                                                          0
See accompanying notes to financial statements
GREEN GOLD CONSOLIDATED
(A CALIFORNIA LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


A. SIGNIFICANT ACCOUNTING POLICIES

   Property and Depreciation - Property is stated at the lower of cost or net realizable value. Depreciation is provided on a straight-line method over the estimated useful lives of the respective assets.

   Inventories - Inventories, consisting of growing crops, is valued at the lower of cost or net realizable value under the first-in, first-out (FIFO) method. Cost is defined as cultural care costs related to the growing crops.

   Income Taxes - The Partnership reports its tax returns on the cash basis of accounting. No provision for income taxes is included in the accompanying financial statements as the Partnership's results of operations are distributed to the partners for inclusion in their respective income tax returns.

   Profit Recognition on Real Estate Sales - It is the
   Partnership's policy to
   defer profit on real estate sales until such time as the purchaser's cumulative investment and continued involvement in the property meet the minimum criteria for full profit recognition as set forth in the
   Financial Accounting Standards Board Statement No. 66,
   Accounting for
   Sales of Real Estate. Until such time as profit can be recognized under the full accrual method, the cost recovery and installment methods are used.

   Net Income Per Limited Partnership Interest - Net income per limited partnership interest was calculated using the weighted average of limited partnership interests outstanding during the year and the Limited
   Partners' share of the net income.

B. GENERAL

   Green Gold Consolidated was organized in accordance with the Provisions of the California Uniform Limited Partnership Act for the purpose of receiving the assets and liabilities of twelve limited partnerships under common management and thereby consolidating the operations of those partnerships under an exchange transaction effective
   June 30, 1983.
   Under the exchange transaction, the Partnership issued
   10,000,000 limited
   partnership interests (pro rata) to the holders of interests in the twelve individual limited partnerships in exchange for the assets and liabilities of those partnerships.

   Under the provisions of the partnership agreement, profits and losses are allocated in the ratio of 93.5% to the Limited Partners and 6.5% to the
   General Partner, provided that prior to the first fiscal quarter during which a distribution is made to the General Partner from the proceeds of the property sales or refinancing, all gains and losses resulting from property sales are allocated in the ratio of 99% to the Limited Partners and 1% to the General Partner.

   The combination of the twelve partnerships into one partnership was treated as a reorganization of entities under common control, accounted for similar to a "pooling of interest".
C. NOTES RECEIVABLE

   Notes receivable consist of the following as of:
                         March 31,September 30,
                                  1997  1996

      First trust deed notes$1,874,000 $1,910,000

      Less:
      Deferred profit on real estate sales(915,000)(932,000)
      Allowance for doubtful accounts   (99,000)   (99,000)

                         $  860,000 $  879,000

D. PROPERTY

   Property is comprised of the following:
                         March 31,September 30,
                                 1997  1996

      Land               $1,166,000 $1,166,000
      Farm equipment           149,000 149,000
      Trees                                      274,000    274,000

         Total             1,589,000 1,589,000

      Accumulated depreciation  (427,000)  (427,000)

                         $1,162,000 $1,162,000

E. EARNINGS (LOSS) PER LIMITED PARTNERSHIP INTEREST

   Earnings (loss) per limited partnership interest have been computed by dividing the aggregate limited partners' share of net income (loss) by the weighted average number of limited partnership interests outstanding during the period, 9,986,000 in 1997 and 1996, respectively.

F. MANAGEMENT AGREEMENT

   The Partnership has an agreement with Las Posas
   Investment Company
   and Mr. Neno Spondello, Jr. to manage and market the Partnership properties.

G. STATEMENT BY MANAGEMENT

   In the opinion of the Management, the financial information presented herein reflects all adjustments which are necessary to a fair statement of the results for the interim periods presented.
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Crop sales for the quarter ended March 31, 1997, were $82,000, compared to
$39,000 for the same quarter in 1996. The quarterly increase in crop revenue is attributed to picking 131,000 pounds of avocados this quarter compared to
49,000 the prior year's quarter ended March 31. Crop prices for the quarter ended March 31, 1997, averaged $.63 per pound compared to $.78 per pound in the same quarter in 1996. Avocado production in 1997 is budgeted at
390,000 pounds; however, this may vary somewhat based on weather conditions, the impact of the normal tree cycle and the effects of the
"avocado" persea mite. Pounds produced in 1996 were 380,000.

Operating costs and expenses for the quarter ended March
31, 1997, increased
$19,000, from $74,000 to $93,000. Cultural care costs increased $14,000 from
$38,000 to $52,000. The main reason for the increase results from costs associated with picking 82,000 pounds more this quarter than last year.

Professional Services increased $9,000 from $28,000 to
$37,000.  The increase
results from normal annual accounting fees being paid in the second quarter
1997 compared to the first quarter in 1996.

Other income decreased $5,000 from $62,000 to $57,000.
Interest income
decreased $8,000 from $55,000 to $47,000, mainly as a result of not accruing interest on one delinquent note with a principal balance of $140,000 and having an average of $180,000 less cash available to place into interest bearing accounts. the one delinquent loan is secured by a First
Trust Deed on the
property and no losses are anticipated.

There were no sales in the quarter ended March 31, 1997.
The marketing and
sales program is actively underway for all of the remaining
16 parcels totaling
146 acres. Sales activity in general remains slow for this type of property.

Liquidity and Capital Resources

As of March 31, 1997, the Partnership has cash reserves of approximately
$332,000 to cover operating expenses and the small amount of remaining real estate development costs. This is expected to be sufficient to comply with the business plan.

PART II

OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May 9, 1997     GREEN GOLD CONSOLIDATED,
                      a California limited partnership
                      (Registrant)


                      By:    Economic Consultants,
                         a California Partnership,
                         General Partner


                         By: /s/Daniel Lee Stephenson
                             Daniel Lee Stephenson,
                             General Partner


                         By: /s/Tom A. Leevers
                             Tom A. Leevers,
                             General Partner