Form 10-K/A
period 1996-09-30
GREEN GOLD CONSOLIDATED
filed 1997-06-05
CIK 740124

FORM 10-K/A

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


                          Commission File Number 0-11533

                             GREEN GOLD CONSOLIDATED
                 _________________________________________________
               (Exact name of registrant as specified in its charter)

CALIFORNIA                                            33-0023916
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification Number)

591 W. Los Angeles Avenue, Moorpark, CA 93021
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (805) 530-3858

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Units of Limited Partnership Interest
                                   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]    No [  ]

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


Date:  December 15, 1996  GREEN GOLD CONSOLIDATED

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

SIGNATURE                CAPACITY                 DATE


DANIEL LEE STEPHENSON    Principal executive   Dec. 15, 1996
                         officer, principal
                         financial officer,
                         principal accounting
                         officer and General
                         Partner of Economic
                         Consultants


TOM A. LEEVERS           General Partner of     Dec. 15, 1996
                         Economic Consultants