Form 10-Q
period 1997-06-30
GREEN GOLD CONSOLIDATED
filed 1997-08-11
CIK 740124

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 1997

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

                          Yes [X]     No [ ]

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                           GREEN GOLD CONSOLIDATED
                     (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEET


                                               June 30,        September 30,
                                                   1997               1996
                                             (Unaudited)
                                              ---------        ------------
ASSETS

Assets:
     Cash and cash equivalents               $  603,000           $  591,000
     Notes receivable                           812,000              879,000
     Inventories of growing crops                15,000               15,000
     Accrued interest receivable                 28,000               38,000
     Property held for sale                   1,161,000            1,162,000
     Other assets                                17,000               18,000
                                             ----------           ----------
          TOTAL ASSETS                       $2,636,000           $2,703,000
                                              =========            =========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued
            liabilities                      $   38,000           $   49,000
                                             ----------           ----------

          TOTAL LIABILITIES                      38,000               49,000

     Partners' equity                         2,598,000            2,654,000
                                             ----------            ---------

          TOTAL LIABILITIES AND
          PARTNERS' EQUITY                   $2,636,000           $2,703,000
                                              =========            =========

See accompanying notes to financial statements

                                  GREEN GOLD CONSOLIDATED
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                                   For the Nine Months Ending
                                                             June 30,
                                                        1997         1996
                                                   -----------     ---------
CROP SALES                                         $   223,000     $  151,000

OPERATING COSTS AND EXPENSES:
     Cultural Cae Costs                                155,000        144,000
     Professional services                              94,000        103,000
     Depreciation, property tax and other               63,000         73,000
                                                   -----------     ----------
          Total Operating Costs and Expenses           312,000        320,000

LOSS FROM OPERATIONS                                   (89,000)      (169,000)

OTHER INCOME (EXPENSES):
     Realized gross profit                             137,000         17,000
     Interest income                                   148,000        160,000
     Other income                                        8,000          7,000
                                                    ----------      ----------

NET INCOME                                         $   204,000     $   15,000
                                                   ===========     ==========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                               $    .0204      $   .0015
                                                   ===========     ===========

Weighted average number of limited partnership
interests outstanding during the period used
to compute earnings per limited partnership
interest                                           9,986,000        9,986,000
                                                   =========        =========

See accompanying notes to financial statements


                                   GREEN GOLD CONSOLIDATED
                              (A CALIFORNIA LIMITED PARTNERSHIP

                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                 For Three Months Ending
                                                         June 30,
                                                    1997            1996
                                              ----------         ---------
                                                                 < c>
CROP SALES                                    $  142,000         $  99,000

     Cultural Care Costs                          59,000            57,000
     Professional Services                        28,000            25,000
     Depreciation, property tax and other         34,000            30,000
                                              ----------         ---------

         Total Operating Costs and Expenses      121,000           112,000

     INCOME (LOSS) FROM OPERATIONS                21,000           (13,000)

     OTHER INCOME (EXPENSES):
          Realized gross profit                  122,000             6,000
          Interest Income                         47,000            48,000
          Other Income                             1,000             2,000
                                              ----------         ---------

     NET INCOME                               $  191,000         $  43,000
                                              ==========         =========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                          $ .0191            $.0043
                                              ==========         =========

Weighted average number of limited partnership
interests outstanding during the period used
to compute earnings per limited partnership
interest                                      9,986,000          9,986,000
                                              =========          =========

See accompanying notes to financial statements

                            GREEN GOLD CONSOLIDATED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENT OF CASH FLOWS

               For the Nine Months Ended June 30, 1997 and 1996
                                  (Unaudited)


                                                     June 30,        June 30,
                                                       1997            1996
                                                   -----------     ----------
Cash flows from operating activities:

     Net income                                    $   204,000     $   15,000
     Adjustments to reconcile net income
     to net cash provided by operating activities:
          Depreciation and amortization                  1,000          8,000
          Deferred profit recognized                  (137,000)       (16,000)
          Changes in assets and liabilities:
               Net decrease (increase) in
                receivables                             10,000         (1,000)
               Decrease in other assets                  1,000          7,000
               Decrease in accounts payable
                and accrued liabilities                (11,000)        (1,000)
                                                   ------------     ----------

     Net cash used by operating activities              68,000         12,000
                                                   ------------     ----------
Cash flows from investing activities:
     Collection on notes receivable                    204,000         32,000
     Property Sold                                        -            46,000
     Deferred gain from property sold                     -            19,000
     New note receivable from property sold               -           (65,000)
                                                   ------------      ----------
          Net cash provided by investing
            activities                                 204,000         32,000
                                                   ------------       ---------
Cash flows from financing activities:
     Distributions to limited partners                (250,000)      (400,000)
     Distributions to general partner                  (10,000)       (12,000)
                                                    -----------      ----------
          Net cash provided by financing
            activities                                (260,000)       (412,000)
                                                    -----------      ----------

Net increase (decrease) in cash                         12,000        (368,000)

Cash at September 30                                   591,000         874,000
                                                     ---------        ---------

Cash at June 30                                     $  603,000       $ 506,000
                                                     =========         =========

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

     The combination of the twelve partnerships into one partnership was treated as a reorganization of entities under common control, accounted for similar to a "pooling of interest".
C.   NOTES RECEIVABLE

     Notes receivable consist of the following as of:

                                                       June 30,   September 30,
                                                         1997          1996
                                                     ---------     -----------

          First trust deed notes                    $1,703,000     $1,910,000

          Less:
          Deferred profit on real estate sales        (792,000)      (932,000)
          Allowance for doubtful accounts              (99,000)       (99,000)
                                                     ----------      ---------
                                                    $  812,000      $  879,000
                                                     ==========      ==========

D.   PROPERTY

     Property is comprised of the following:
                                                       June 30,   September 30,
                                                         1997          1996

          Land                                      $1,166,000      $1,166,000
          Farm equipment                               149,000         149,000
          Trees                                        274,000         274,000
                                                     ---------       ---------
               Total                                 1,589,000       1,589,000

          Accumulated depreciation                    (428,000)        (427,000)
                                                     ----------      ----------
                                                    $1,161,000      $1,162,000
                                                     =========       =========

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Crop sales for the quarter ended June 30, 1997, were $142,000, compared to $99,000 for the same quarter in 1996. The quarterly increase in crop revenue is attributed to picking 204,000 pounds of avocados this quarter compared to 164,000 the prior year's quarter ended June 30. Crop prices for the quarter ended June 30, 1997, averaged $.69 per pound compared to $.61 per pound in the same quarter in 1996. Avocado production in 1997 is budgeted at 390,000 pounds; however, this may vary somewhat based on weather conditions, the impact of the normal tree cycle and the effects of the "avocado" persea mite. Pounds produced in 1996 were 380,000.

Operating costs and expenses for the quarter ended June 30, 1997, increased $9,000, from $112,000 to $121,000. Cultural care costs increased $2,000 from $57,000 to $59,000. The main reason for the increase results from costs associated with picking 40,000 pounds more this quarter than last year.

Professional Services increased $3,000 from $25,000 to $28,000. The increase results from payment of the 2% of gross partnership cash receipts to the "manager" for its services which was higher than the prior quarter ended
June 30, due to a loan payoff and increased crop sales.

Other expenses increased $4,000 from $30,000 to $34,000 mainly as a result of a computer system upgrade.

Other income increased $114,000 from $56,000 to $170,000. The increase is mainly attributed to recognizing deferred profit of $116,000 from the early payoff of one note totaling $155,000 during the quarter ended June 30, 1997.

There were no sales in the quarter ended June 30, 1997. The marketing and sales program is actively underway for all of the remaining 16 parcels totaling 146 acres. Sales activity in general remains slow for this type of property however it is showing signs of improvement.

The Partnership has one note totaling $134,000 that is in default. This note receivable is secured by a first deed of trust on a 20 acre avocado ranch. If the delinquent status is not cured, the Partnership will reacquire the encumbered property and again offer it for sale. The Partnership has established an allowance for doubtful accounts totaling $99,000 as of June 30, 1997, which in management's opinion is more than adequate to cover any losses on this property.

Liquidity and Capital Resources

As of June 30, 1997, the Partnership has cash reserves of approximately $572,000 to cover operating expenses and the small amount of remaining real estate development costs. This is expected to be sufficient to comply with the business plan.

PART II

OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     August 8, 1997            GREEN GOLD CONSOLIDATED,
                                    a California limited partnership
                                    (Registrant)


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