Form 10-K
period 1997-09-30
GREEN GOLD CONSOLIDATED
filed 1997-12-23
CIK 740124

FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [ X ]   Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the fiscal year ended September 30, 1997

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

     	Registrant's telephone number, including area code: (805)530-3858

     	Securities registered pursuant to Section 12(b) of the Act:  None

        	Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                               (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ]No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

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

In 1993 Consolidated completed the subdivision of its remaining land, which has been assigned to four tracts. Subdivision activity was undertaken to facilitate the sale of the remaining land, which consists of approximately 146 acres.
Based on the above, the General Partner considers Consolidated principally to be in the business of selling property, rather than in the agricultural business.

Recent Sales Transactions

During the last three fiscal years Consolidated sold one parcel of property, together with the groves and all other improvements thereon, to unaffiliated parties. As set forth more fully in the following table, Consolidated received an aggregate consideration of approximately $70,000 for this property sale, consisting of: (i) a cash down payment of $5,000; and (ii) a promissory note given to Consolidated in the amount of $65,000.



                                           Cash         Promissory Note
Date of Sale        Purchase Price     Down-Payment     to Consolidated

1996-2nd Qtr.          $70,000            $5,000            $65,000

The promissory note payable to Consolidated bears interest at the rate of 10% per annum and matures February 2006.

Farming Operations

As discussed in greater detail in this Item 1 and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Consolidated's principal business is considered to be the sale of its remaining land. However, pending consummation of the sale of all the remaining cultivated land (approximately 56 acres including approximately 5,600 trees), Consolidated continues to engage in the production of avocados.

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

Varieties of avocados include Hass, Fuerte, Bacon, Zutano and MacAthur. All of Consolidated's trees are of the Hass variety.

(2)      	Partnership Operations

A.   Farm Management

Pursuant to an agreement dated January 1, 1985 and last amended on December 16, 1991, Agrispect, the farm manager, agreed to perform, manage and supervise agricultural operations on the Partnership's properties. The total amount paid to Agrispect for management fees and cultural care expenses during fiscal year 1997 was approximately $42,000. Effective January 1, 1993, Consolidated pays Agrispect a cultural care fee of $565 per acre per year, and reimbursement for all actual costs incurred. The extensive use of irrigation water is costly. Accordingly, the ultimate cost to Consolidated for cultural costs will depend in large part upon rainfall quantity and general climatic conditions throughout each year. In this regard, rainfall quantity at the properties was generally above normal in the 1995 crop year and normal in the 1996 crop year; however, the summer months were hotter than usual requiring significant irrigation. Rainfall was below normal in 1997, again resulting in higher than usual irrigation.

B. 	Crop Production and Marketing

As indicated above, Consolidated owns approximately 90 uncultivated acres and approximately 56 acres planted to Hass variety avocado trees located in Rancho California.

Consolidated has consistently produced avocados on a per acre basis in excess of the average produced in the Rancho California area. During the 1997 crop year, Consolidated produced an average of approximately 7,400 pounds per acre, or about 1,000 pounds per acre greater than other producers in the Rancho California area. Consolidated's greater than average production results from "state of the art" cultural care.

Consolidated's avocado crop is picked by independent contractors pursuant to standards established by the industry from year to year. Consolidated's crop for the 1997 crop year was picked by Agrispect and other contractors, at a total cost of approximately $48,000. The availability of labor in the vicinity of the properties is sufficient for the cultivation and harvest of Consolidated's crops. All labor costs are included in the payments to Consolidated's independent contractors, as Consolidated has no employees.

Consolidated's avocado crop is packaged and marketed by McDaniel Fruit Company, an independent contractor, and by Calavo (a non-profit cooperative handler which sells its members crops at the price deemed best for the interests of all members, less a pro rata portion of administrative costs attributable to each member).

C. 	Pest Infestation

The Persea mite has become a problem for avocado trees, and is present on trees throughout California. The registered chemical agent previously used by Consolidated and other producers to control infestation was withdrawn from the market in 1995 by the Environmental Protection Agency. No other appropriate chemical agent is available at the present time. Consolidated introduced predator insects to establish biological control of the Persea mites in 1995, and continues to follow all other industry-recommended actions, including aggressive water and fertilizer applications. The impact of the persea mite on 1997 was minimal, however its impact on 1998 and subsequent years' crop production cannot be determined.

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

Manager is a California corporation whose sole shareholder is Neno N.
Spondello, Jr.  Mr. Spondello has been affiliated with certain purchasers of
properties from Consolidated.  As of September 30, 1997, all 	promissory notes
received by Consolidated in connection with the sale of properties to such purchasers have been paid in full.


Item 2.	PROPERTIES

The properties owned by Consolidated (all of which are described in Item 1 above) are located in the Rancho California area of Riverside County, California, between Los Angeles and San Diego. It is an established area for light industry, commercial activity and shopping, parks, residences, agriculture, thoroughbred farms and ranches.



Item 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings as of November 10, 1997.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market Information

The Interests are not freely transferable and no market in the Interests has developed or is expected to develop.

Holders

As of November 10, 1997, a total of 2,125 persons (the "Limited Partners") held the Interests.

Dividends

Distributions are paid from either "Cash Available for Distribution" or "Sale or Refinancing Proceeds."

"Cash Available for Distribution" is defined in Consolidated's Amended and Restated Certificate of Limited Partnership Agreement (the "Partnership Agreement") as "Cash Flow," less adequate cash reserves for obligations of Consolidated for which there is no provision. Cash Flow means cash funds provided from operations of Consolidated, without deduction for depreciation or amortization, but after deducting such funds used to pay or provide for the payment of debt service, capital improvements and replacements and the operating expenses of each of the properties. All distributions of Cash Available for Distribution are divided in the ratio of 93.5% to the Limited Partners and 6.5% to the General Partner.

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

The following distributions of Cash Available for Distribution or Sale or Refinancing Proceeds were made by the Partnership during the three most recent fiscal years:

      Date of     Amount Dist. To     Amount Dist.        Amount Dist.
  Partner Dist.    Ltd. Partners        Per Unit       to General Partner

   Dec. 1994         $300,000            $0.030              $59,000
   Dec. 1995         $400,000            $0.040              $12,000
   Dec. 1996         $250,000            $0.025              $10,000

The December 1994 distribution was accrued in fiscal year ended September 1993, however it was disbursed in December 1994.

Item 6.  SELECTED FINANCIAL DATA

The following is selected financial data for the five years ended September 30, 1993 through 1997. Due to the nature of Consolidated's business operations, particularly the sales activities which have occurred during the last five years, the data is not comparable from year to year.

                        					     For the Years Ended September 30

                                1997        1996          1995          1994        1993
                                ----        ----          ----          ----        ----

Sale of property-gross          $-0-      $70,000         $-0-          $-0-       $360,000

Crop sales-gross             $312,000    $266,000      $285,000      $356,000      $202,000

Net income                   $242,000    $105,000      $214,000      $275,000      $ 66,000

Net income allocable to
  Limited Partners           $234,000     $99,000      $205,000      $259,000       $64,000

Net income per limited
   partnership unit           $0.02       $0.01         $0.02         $0.03        $0.006

Total assets               $2,685,000   $2,703,000    $3,020,000    $3,193,000     $3,067,000

Cash distributions limited
    partnership unit          $0.025      $0.04         $0.03         $0.015       $0.015



For an explanation of some of the data included in the preceding table, see Item-5 - Market for Registrant's Common Equity and Related Stockholder Matters and Item-7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

General

Consolidated is a limited partnership which commenced active operations in June 1983. Since that date, Consolidated has operated its cultivated properties for the production of avocados. Consolidated currently owns approximately 56 acres of cultivated properties and 90 acres of uncultivated properties. Its principal business is now considered to be the sale of its remaining properties.

By the terms of the Partnership Agreement, Consolidated will terminate no later than December 31, 1999.

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

Notes Receivable

As of September 30, 1997, Consolidated held notes receivable in the amount of $1,693,000 (before reduction for deferred profit and an allowance for doubtful accounts in the aggregate amount of $886,000). The notes receivable bear interest at rates ranging from 10% to 11% per annum and mature at varying dates through February 2006.

Consolidated has one note in default and is in the process of foreclosing upon the property secured by the note. This note receivable is secured by a first deed of trust and Consolidated is likely to reacquire the encumbered property in December 1997. This property will again be offered for sale at the best price obtainable. Consolidated does not anticipate incurring any loss on this property. As a result, the established allowance for doubtful accounts, which, as of September 30, 1997, is in the amount of $99,000, is considered adequate.

Sales of Properties; Cost of Subdivision

Consolidated completed the subdivision of its properties (all of which are located in the Rancho California area) in 1993. Consolidated is marketing the lots for sale as individual home sites and will endeavor to sell all lots as soon as economically feasible.

There were no property sales in 1995 or 1997. There was one property sold for $70,000 in 1996. This sale consisted of the five-acre property reacquired in 1994 for $46,000.

Based on the General Partner's understanding of sales activity for comparable properties in the Rancho California area, the General Partner expects that
Consolidated will sell the remaining properties prior to termination of
Consolidated and that Consolidated  will likely receive compensation consisting of cash payments equal to 15% of the gross sales price, and the balance in the
form of promissory notes bearing interest at rates ranging from 10% to 11% 	per
annum and maturing in ten years.  Each of the promissory notes is expected to be secured by a first deed of trust.  However, no assurance can be given that
Consolidated will be able to sell any of its remaining properties or that it will sell its remaining properties on the preceding terms or at a profit.
Consolidated has a book basis in its remaining properties of $1,159,000 (after reduction for depreciation).

The General Partner has not determined what Consolidated will do with the notes receivable it will hold upon termination. Alternatives include selling the notes at a discount or transferring them to a trust or similar entity for the benefit of the Limited Partners.

Avocado Operations; Cultural Care Costs

Consolidated's avocado production generally is in excess of the average production of the Rancho California area.

Consolidated's gross revenues from crop sales decreased 6.7% from 1995 to 1996 (from $285,000 to $266,000). Gross revenues from crop sales increased 17.3% from 1996 to 1997 (from $266,000 to $312,000). The decrease of $19,000 from
1995 to 1996 results from a $.04 per pound decrease in Consolidated's avocado prices and a decrease of 3,000 pounds picked (from 383,000 pounds to 380,000 pounds). The increase of $46,000 from 1996 to 1997 results from a $.05 per pound increase in Consolidated's avocado prices and an increase of 36,000 pounds picked (from 380,000 pounds to 416,000 pounds). Crop production has fluctuated due to weather conditions including rain and normal tree cycles. Consolidated's average pounds per acre were 6,600, 6,500 and 7,400 in 1995, 1996 and 1997, respectively.

Cultural care costs increased 2.9% from 1995 to 1996 (from $203,000 to $209,000). Cultural care costs increased 9.1% from 1996 to 1997 (from $209,000
to $228,000).   The increase from 1996 to 1997 was primarily a result of
increased water costs ($14,000) and increased picking costs ($5,000).

Avocado production and cultural care costs next year will continue to be impacted by the effects of the avocado Persea mite in the Rancho California area. The primary effect of this pest is defoliation of trees which results in burnt fruit. The registered chemical agent previously used by Consolidated and other producers to control infestation was withdrawn from the market in 1995 by the Environmental Protection Agency. No other appropriate chemical agent is available at the present time. Consolidated introduced predator insects in 1995 to establish biological control of the Persea mites, and is following all other industry-recommended actions, including aggressive water and fertilizer applications. The impact of the Persea mite on 1997 crops was minimal; however, the impact on subsequent crop production cannot be determined.

It is possible that Consolidated may generate a loss from its agricultural activities in 1998, as it did in 1993. However, the General Partner believes that the value of Consolidated's cultivated properties is enhanced by the presence of producing avocado trees; accordingly, agricultural activities will continue at the cultivated properties through the respective dates of sale thereof.

Professional Services

Professional services costs increased by 4.5% from 1995 to 1996 (from $22,000 to
$23,000).  These costs increased by 17.4% from 1996 to 1997 (from $23,000 to
$27,000).  The increased expense in 1997 resulted from the costs of having 	the
Consolidated's property appraised.  Professional services costs are expected to approximate 1996 levels in 1998.

Management Services

Management services costs were the same in 1995 and 1996 ($88,000). These costs decreased 6.8% from 1996 to 1997 (from $88,000 to $82,000). Management fees are determined as a function of gross Partnership cash receipts. The components of cash receipts are (i) cash received on sale of property, (ii) cash received on sale of crops, (iii) cash principal payments made on notes receivable, and (iv) cash interest payments made on notes receivable. Management fees are expected to remain stable in 1998.

Property Taxes

Property taxes increased 9.3% from 1995 to 1996 (from $43,000 to $47,000) and decreased 6.4% from 1996 to 1997 (from $47,000 to $44,000). Property taxes are expected to decrease as additional properties are sold.

Investor Services

Investor service costs were the same in 1995 as 1996 ($15,000). These costs decreased 6.7% from 1996 to 1997 (from $15,000 to $14,000). Investor service costs are expected to remain at 1997 levels in 1998.

Other Operating Expenses

Other operating expenses increased 42.8% from 1995 to 1996 (from $14,000 to $20,000). These expenses increased 10% from 1996 to 1997 (from $20,000 to $22,000. The increase from 1995 to 1996 resulted from increased investor computer system costs. These system costs were approximately the same in 1997 and are expected to remain at 1997 levels in 1998.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements which follow.


Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE

Inapplicable.

Report of Independent Accountants



November 13, 1997



To the General and Limited Partners of Green Gold Consolidated

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Green Gold Consolidated at September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

San Diego, California
November 13, 1997


GREEN GOLD CONSOLIDATED
(A California Limited Partnership)
Balance Sheet

                                      									        September 30,

                                                1997               1996
Assets

Cash and cash equivalents                   $  446,000          $  591,000
Short term investments                         210,000                 -0-
Notes receivable                               807,000             879,000
Accrued interest receivable                     32,000              38,000
Inventories of growing crops                    15,000              15,000
Property held for sale                       1,159,000           1,159,000
Other assets                                    16,000              21,000
                                            ----------          ----------
                                            $2,685,000          $2,703,000
                                            ----------          ----------

Liabilities and Partner's equity (deficit)

Accounts payable                            $   15,000          $   11,000
Accrued liabilities                             34,000              38,000
                                            ----------          ----------
                                                49,000              49,000

Partners' equity (deficit):

General partners'                             (270,000)           (268,000)
Limited partners'                            2,906,000           2,922,000
                                            ----------          ----------
                                             2,636,000           2,654,000

                                            $2,685,000          $2,703,000
                                            ----------          ----------



See accompanying notes to financial statements.


GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Statement of Operations

                                                 Year ended September 30,

                                            1997          1996          1995
Revenues:
   Sales of property                                   $  70,000
   Profit deferred on property sales                     (22,000)
   Recognition of deferred profit       $  145,000        21,000     $   95,000
   Crop sales                              312,000       266,000        285,000
                                         ---------      --------      ---------
                                           457,000       335,000        380,000

Costs and expenses:
   Cost of property sold                                   48,000
   Culture care costs - tree crops          228,000       209,000        203,000
   Professional services                     27,000        23,000         22,000
   Management services                       82,000        88,000         88,000
   Property taxes                            44,000        47,000         43,000
   Other operating expenses                  22,000        20,000         14,000
   Investor services                         14,000        15,000         15,000
   Depreciation                                 -0-         9,000         20,000
                                           --------      --------       --------
                                            417,000       459,000        405,000

  Income (loss) from operations              40,000      (124,000)       (25,000)
                                           --------      --------       --------
Other income:
   Interest income                          194,000       220,000        234,000
   Other income                               8,000         9,000          5,000
                                           --------      --------       --------
                                            202,000       229,000        239,000

Net income                               $  242,000    $  105,000     $  214,000
                                          ---------      --------       --------

Net income allocable to general partner   $  8,000     $   6,000     $    9,000

Net income allocable to limited partners  $ 234,000    $  99,000     $  205,000

Net income per limited partnership unit      $0.02         $0.01          $0.02

Weighted average number of limited
partnership units outstanding during
the period used to compute earnings
per limited partnership unit             9,986,000     9,986,000      9,986,000


See accompanying notes to financial statements.

GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Statement of Changes in Partners' Equity (Deficit)



                                       General           Limited
                                       Partner          Partners             Total

                                                       c>
Partners' (deficit) equity at
September 30, 1994                   $(212,000)        $3,018,000        $2,806,000

Distributions                           (59,000)                            (59,000)

Net income                                9,000           205,000            214,000

Partners' (deficit) equity at
September 30, 1995                     (262,000)        3,223,000         2,961,000

Distributions                           (12,000)         (400,000)          (412,000)

Net income                                6,000            99,000            105,000

Partners' (deficit) equity at
September 30, 1996                     (268,000)        2,922,000         2,654,000

Distributions                           (10,000)         (250,000)         (260,000)

Net income                                8,000           234,000           242,000

Partners' (deficit) equity at
September 30, 1997                    $(270,000)       $2,906,000        $2,636,000



See accompanying notes to financial statements.


GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Statement of Cash Flows


                                   				             Year ended September 30,

                                             1997           1996           1995
Cash flows from operating activities:
  Net income                             $ 242,000      $ 105,000       $ 214,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Deferred profit recognized         (145,000)       (21,000)        (95,000)
       Depreciation expense                    -0-          9,000          20,000
       Changes in assets and liabilities:
         Accrued interest receivable         6,000         (9,000)          7,000
         Other assets                        5,000         12,000           4,000
         Accounts payable                    4,000         (2,000)        (34,000)
         Accrued liabilities                (4,000)        (8,000)          6,000
                                          --------        -------         -------
       Net cash provided by operating
         activities                        108,000         86,000         122,000

Cash flows from investing activities:
  Collections on notes receivable          217,000         43,000         294,000
  Purchases of short-term investments     (210,000)
  Additions to property                                                    (1,000)
  Reimbursement of capitalized
    subdivision costs                                                      16,000
                                          --------         -------        -------
       Net cash provided by investing
         activities                          7,000         43,000         309,000

Cash flows from financing activities:
  Distributions to general partners        (10,000)       (12,000)        (59,000)
  Distributions to limited partners       (250,000)      (400,000)       (300,000)
                                          ---------      ---------       --------
       Net cash used in financing
         activities                       (260,000)      (412,000)       (359,000)

Net (decrease) increase in cash and
  cash equivalents                        (145,000)      (283,000)         72,000

Cash and cash equivalents at beginning
  of year                                  591,000        874,000         802,000

Cash and cash equivalents at end of year $ 446,000      $ 591,000       $ 874,000


See accompanying notes to financial statements.

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

The Partnership is involved in the development and sale of real estate. Real estate markets are cyclical in nature, accordingly, the Partnership's ability to realize its assets is dependent upon market conditions. All of the Partnership's assets are located within the Inland Empire submarket of the Southern California region. Consequently, the book value of the Partnership's real estate ($1,159,000) and the collectibility of any notes receivable, collateralized by real estate ($807,000), may be affected by the economic strength of the real estate industry in Southern California.

The Partnership currently contracts with Las Posas Investment Company (LPIC), formerly known as Ventura Pacific Capital Company. LPIC is a California corporation which performs financial accounting, data processing, marketing, legal, investor relations, asset management and consulting services for the Partnership. These services are performed pursuant to an annual contract which is terminable by either party on 90 days notice. LPIC is not an affiliate of the Partnership or the General Partner.

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

Cash and cash equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents include $335,000 and $338,000 of certificates of deposit at September 30, 1997 and 1996, respectively.

Short-term investments

At September 30, 1997, the Partnership held investments in U.S. Treasury bills with maturities of one year or less in the aggregate amount of $210,000. Management determines the appropriate classification of its U.S. Government securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Partnership has recorded these securities at fair value as it has designated them as "available for sale." The amount of unrealized gain or loss at September 30, 1997 was not material.

Inventories

Inventories of growing crops are valued at the lower of cost or market under the first-in, first-out (FIFO) method. Cost is defined as cultural care costs related to the growing crops.

Property held for sale

Property held for sale is recorded at the lower of carrying amount or fair value less cost to sell. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assests and for Long Lived Assets to be Disposed of", the Partnership reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that carrying value of an assets may not be recoverable. An impairment loss would be recognized when the estimated future cash flows is less than the carrying amount of the asset. No impairment losses have been identified by the Partnership.

Income taxes

The Partnership's records are maintained on the accrual basis consistent with the Internal Revenue Code. No provision for income taxes is included in the accompanying financial statements, as the Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income and Partners' equity (deficit) for financial reporting purposes will differ from the Partnership's income tax return because the Partnership's return is filed on a different fiscal year end and different accounting methods are used for financial reporting and income tax reporting for certain items, principally inventory and property sales.

At September 30, 1997 and 1996, Partners' equity on the tax basis exceeded Partners' equity on the financial reporting basis by approximately $396,000 and $462,000, respectively. Additionally, the Partnership reported taxable income of $126,000 and $166,000 for the tax years ended December 31, 1996 and 1995, respectively.

Profit recognition on real estate sales

Revenue from the sale of real estate is recognized at the close of escrow when title has passed, minimum down payment requirements are met, and the Partnership is relieved of any requirements for continued involvement with the property, thus allowing recognition of profits using the full accrual method of accounting in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." Until such time as profit can be recognized under the full accrual method, the installment sales method is used.

Recognition of crop sales revenue

Revenue from the sale of crops is recognized when crops are harvested and sold. All of the Partnership's crop sales were made to three customers for the year ended September 30, 1997 and two customers for the years ended September 30, 1996 and 1995.

Net income per limited partnership unit

Net income per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the year and the limited partners' allocable share of net income.

Impaired notes receivable

In 1996 the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan." Under SFAS No. 114, impaired notes are measured based on the present value of expected future cash flows discounted at the notes' effective interest rate. The adoption of SFAS No. 114 did not have a material effect on the Partnership's financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year's presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership's management agreement with LPIC and Mr. Neno Spondello, Jr. requires that LPIC manage, market and provide property management services for the Partnership's properties. The agreement provides for a management fee equal to 2% of gross partnership receipts and reimbursement of certain administrative expenses incurred while managing the properties. Fees and costs reimbursed under this agreement totaled $82,000 for the year ended September 30, 1997 and $88,000 for each of the years ended September 30, 1996, and 1995.

NOTE 4 - NOTES RECEIVABLE

         			                                         September 30,

                                                1997               1996
First trust deed notes                     $ 1,693,000         $ 1,910,000

Less:
   Deferred profit on real estate sales       (787,000)           (932,000)
   Allowance for doubtful accounts             (99,000)            (99,000)
                                            ----------          ----------
                                           $   807,000         $   879,000
                                            ----------          ----------


Notes receivable resulted from sales of Partnership properties. The notes receivable bear interest at rates ranging from 10 percent to 11 percent and mature at various dates through February 2006.

As of September 30, 1997, the Partnership has two notes receivable with an aggregate principal balance of $265,000 which are deemed impaired. The Partnership does not anticipate incurring any loss on the impaired notes due to the collateralized nature of the balances. Interest income on these notes is recognized as collected.

NOTE 5 - PROPERTY HELD FOR SALE

   			                                        September 30,

                                        1997                  1996
Land                               $ 1,159,000            $ 1,159,000
Improvements                           151,000                151,000
Trees                                  276,000                276,000
                                    ----------             ----------
                                     1,586,000              1,586,000
Less accumulated depreciation
                                      (427,000)              (427,000)

                                   $ 1,159,000             $ 1,159,000
                                    ----------              ----------


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION


                                                              Year ended
                                                               September
                                                                 1996

Schedule of non-cash investing and financing activities:

   Sales price of real estate                                   $ 70,000
   Closing costs                                                  (5,000)
   Notes receivable from buyer                                   (65,000)
                                                                 --------
      Net cash proceeds from sales of real estate               $   -0-


There were no non-cash investing and financing activities in 1997 and 1995.

No cash was paid for interest or income taxes during the years ended September 30, 1997, 1996 and 1995.


PART III


Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Economic Consultants, the General Partner, is a California general partnership composed of Daniel Lee Stephenson and Tom A. Leevers, as managing general partners, and the spouse of Mr. Leevers.

Daniel L. Stephenson, age 54, Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation ("Rancon") founded Rancon in 1971 for the purpose of establishing
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

Tom A. Leevers, age 54, has been President of Countryside Realty, a real estate brokerage firm incorporated in California, since its organization in 1981. He was a principal shareholder and Executive Vice President of Rancon from 1971 to 1981. Mr. Leevers is a graduate of California State University at Long Beach
(B.S., Economics, 1966), licensed real 	estate agent, a former Director of the
Rancho California Water District and a former member of the California Avocado Commission, serving on the board of directors and finance and advertising committees of the Commission.

On December 20, 1996, Mr. Leevers was arrested and charged with a violation of Penal Code 187 as well as multiple violations of Vehicle Code 23153. Each of these charges are still pending.

Item 11.	EXECUTIVE COMPENSATION

The General Partner has a 6.5% interest in all distributions of Cash Available for Distribution. During the fiscal year ended September 30, 1997 the General partner received distributions of Cash Available for Distribution in the amounts of $10,000. The General Partner is also entitled to receive 6.5% of distributions from Sale or Refinancing Proceeds, but only after payment to the Limited Partners of an amount equal to 100% of their Carried Capital Contribution and a return thereon as discussed in Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. As of the date hereof, the General Partner has not received any distributions of Sale or Refinancing Proceeds.

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

For a discussion of Consolidated's agreement with the Manager respecting partnership management services, see Item 1 - Business. Pursuant to this arrangement, the manager received $82,000 for the fiscal year ended September 30, 1997.


Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Security Ownership of Certain Beneficial Owners

No person is known by Consolidated to be the beneficial owner of more than 5% of the Interests.

Security Ownership of Management

                                        Amount and
                     Name of             Nature of
    Title of        Beneficial          Beneficial         Percent
     Class            Owner             Ownership         of Class
  ----------      -----------------    ------------       ---------

   Interest         Daniel Lee             16,050 -
                     Stephenson          in trust (1)         (2)

   Interest        Tom A. Leevers           2,738 -
                                           direct             (2)

   Interest        Rancon Financial        15,625 -
                     Corporation           direct             (2)

--------------------------------------
(1)	Interests are held in trust for the benefit of the family of Mr.
   	Stephenson.
(2)	Less than 1% of class.


Changes in Control

The Limited Partners have no right, power or authority to act for or bind Consolidated. However, the Limited Partners have the power to vote upon the following matters affecting the basic structure of Consolidated, each of which shall require the approval of Limited Partners holding a majority of the outstanding Interests: (i) amendment of the Partnership; (ii) dissolution of Consolidated; (iii) sale, exchange or pledge of all or substantially all of the assets of Consolidated; (iv) removal of the General Partner or any successor General Partner; and (v) election of a new General Partner or General Partners upon the removal, retirement, death, insanity, insolvency, bankruptcy or dissolution of the General Partner or any successor General Partner.

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

		Included in Part II of this report:

		Report of Independent Accountants

		Balance Sheets at September 30, 1997 and 1996

		Statements of Operations for the Years Ended September 30, 1997, 1996 and 1995

		Statements of Changes in Partners' Equity (Deficit) for the Years Ended September 30, 1997, 1996 and 1995

		Statements of Cash Flows for the Years Ended September 30,
  1997, 1996 and 1995

		Notes to Financial Statements

	(2)	Financial Statement Schedules

		Included in Part IV of this report:

		Schedule II - Valuation and Qualifying Accounts & Reserves for the Year Ended September 30, 1997

		Schedule III - Real Estate and Accumulated Depreciation -
  September 30, 1997

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

B.Reports on Form 8-K

Consolidated filed no current reports on Form 8-K during the last quarter of the fiscal year covered by this report.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  December 15, 1997		          GREEN GOLD CONSOLIDATED

                               					By:	 ECONOMIC CONSULTANTS,
                                 						 	General Partner


                             							By:
                                 								Daniel Lee Stephenson,
                                 								General Partner


                             							By:
                                  							Tom A. Leevers,
                                 								General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE						                  CAPACITY

                                 Dec. 15, 1997

DANIEL LEE STEPHENSON			         Principal executive officer,
                          							principal financial officer,
                          							principal accounting officer and
                          							General Partner of Economic
                           						Consultants


	                               	Dec .15, 1997


TOM A. LEEVERS	               			General Partner of Economic
                           						Consultants

SCHEDULE II

GREEN GOLD CONSOLIDATED
(A CALIFORNIA LIMITED PARTNERSHIP)


Valuation and Qualifying Accounts and Reserves
For the Three Year Period Ended September 30, 1997



                                                    Allowance
       Date                                   for Doubtful Accounts
   -------------                              ---------------------
   Balance, September 30, 1994                       $ 99,000
            Provision
            Write-off
            Recovery
                                                     --------
   Balance, September 30, 1995                       $ 99,000
            Provision
            Write-off
            Recovery
                                                     --------
   Balance, September 30, 1996                       $ 99,000
            Provision
            Write-off
            Recovery
                                                     --------
   Balance, September 30, 1997                       $ 99,000
                                                     --------


SCHEDULE III

GREEN GOLD CONSOLIDATED
(A CALIFORNIA LIMITED PARTNERSHIP)


Real Estate and Accumulated Depreciation
September 30, 1997
(Amounts in thousands)

                                                                   Cost Capitalized
                                      Initial Cost to                Subsequent to
                                        Partnership                   Acquisition
                                 ------------------------      ------------------------
                                               Trees &            Land        Carrying
 Description       Encumbrances     Land     Improvements     Improvements        Cost

Unimproved land:
  Riverside Co.,
  California:

  1-4/24247           $ -0-        $ 173       $ 151             $ 237         $ -0-
   49 acres

 1,2&4/24248            -0-           99          94               185           -0-
   31 acres

  1-7/24249             -0-          140         101               223           -0-
   42 acres

  1&3/24867             -0-           21          81                81           -0-
   24 acres
                     --------      -------     ------            ------         ------
                      $ -0-        $ 433       $ 427             $ 726         $ -0-
                     --------      -------     ------            ------         ------

                                 Gross Amount Carried
                                  at Sept. 30, 1997
                        --------------------------------
                                                                                Date                      Life
                                   Trees &                   Accumulated    Construction     Date      Depreciated
  Description           Land     Improvements      Total     Depreciation      Began       Acquired       Over

  1-4/24247             $ 410       $ 151          $ 561         $ 151            N/A         12/74      5-22 yrs

 1,2&4/24248              284          94            378            94            N/A         12/74      5-22 yrs

  1-7/24249               363         101            464           101            N/A          3/85      5-22 yrs

  1&3/24867               102          81            183            81            N/A         11/86      5-22 yrs
                        -----       ------         ------        ------
                       $1,159       $ 427         $1,586         $ 427
                        -----        -----         ------         -----


Notes to Schedule III

Green Gold Consolidated
(A California Limited Partnership)


Real Estate and Accumulated Depreciation
(Amounts in thousands)

Reconciliation of gross amount at which real estate was carried:

                                                   Year ended September 30,
                                              1997          1996         1995

INVESTMENT IN REAL ESTATE
   Balance at beginning of period           $ 1,586        $ 1,629       $ 1,644
     Additions during period:
       Land improvements, etc.                                                 1
     Sales during period                                       (43)
     Reimbursement of subdivision costs                                      (16)
                                             -------        -------        ------
   Balance at end of period                 $ 1,586        $ 1,586        $ 1,629
                                             -------        -------        ------

 ACCUMULATED DEPRECIATION
   Balance at beginning of period           $   427        $   418        $   398

  Additions charged to costs and expenses                        9             20
                                             -------        -------        ------
   Balance at end of period                 $   427        $   427        $   418
                                             -------        -------        ------