Form 10-Q
period 1997-12-31
GREEN GOLD CONSOLIDATED
filed 1998-02-11
CIK 740124

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended December 31, 1997

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

                          Yes [X]     No [ ]

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                           GREEN GOLD CONSOLIDATED
                     (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEET


                                             December 31,        September 30,
                                                   1997               1997
                                             (Unaudited)
                                              ---------          ------------
ASSETS

Assets:
     Cash and cash equivalents               $  315,000           $  446,000
     Short-term investment                          -0-              210,000
     Notes receivable                           755,000              807,000
     Inventories of growing crops                15,000               15,000
     Accrued interest receivable                 30,000               32,000
     Property held for sale                   1,195,000            1,159,000
     Other assets                                16,000               16,000
                                             ----------           ----------
          TOTAL ASSETS                       $2,326,000           $2,685,000
                                              =========            =========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued
            liabilities                      $   44,000           $   49,000
                                             ----------           ----------

          TOTAL LIABILITIES                      44,000               49,000

     Partners' equity                         2,282,000            2,636,000
                                             ----------            ---------

          TOTAL LIABILITIES AND
          PARTNERS' EQUITY                   $2,326,000           $2,685,000
                                              =========            =========

See accompanying notes to financial statements

                                  GREEN GOLD CONSOLIDATED
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                                   For the Three Months Ending
                                                          December 31,
                                                        1997         1996
                                                   -----------     ---------
CROP SALES                                         $    37,000     $      -0-

OPERATING COSTS AND EXPENSES:
     Cultural Cae Costs                                 40,000         45,000
     Professional services                              38,000         29,000
     Depreciation, property tax and other               34,000         25,000
                                                   -----------     ----------
          Total Operating Costs and Expenses           112,000         99,000

LOSS FROM OPERATIONS                                   (75,000)       (99,000)

OTHER INCOME (EXPENSES):
     Realized gross profit                               2,000          6,000
     Interest income                                    46,000         54,000
     Other income                                        4,000          6,000
                                                    ----------      ----------

NET LOSS                                           $   (23,000)     $  (33,000)
                                                   ============     ===========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                               $   (.0023)      $  (.0033)
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
                                                   =========        =========

See accompanying notes to financial statements

                            GREEN GOLD CONSOLIDATED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENT OF CASH FLOWS

               For the Three Months Ended December 31, 1997 and 1996
                                  (Unaudited)


                                                   December 31,   December 31,
                                                       1997            1996
                                                   -----------     ----------
Cash flows from operating activities:

     Net loss                                      $   (23,000)     $ (33,000)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
          Depreciation and amortization                    -0-          1,000
          Deferred profit recognized                    (2,000)        (6,000)
          Changes in assets and liabilities:
               Decrease in receivables                   2,000          1,000
               Decrease in other assets                  1,000          1,000
               Decrease in accounts payable
                and accrued liabilities                 (5,000)        (5,000)
                                                   ------------     ----------

     Net cash used by operating activities             (27,000)        (41,000)
                                                   ------------     ----------
Cash flows from investing activities:
     Collection on notes receivable                     17,000         13,000
                                                   ------------      ----------
          Net cash provided by investing
            activities                                  17,000         13,000
                                                   ------------       ---------
Cash flows from financing activities:
     Distributions to limited partners                (320,000)      (250,000)
     Distributions to general partner                  (11,000)       (10,000)
                                                    -----------      ----------
          Net cash provided by financing
            activities                                (331,000)       (260,000)
                                                    -----------      ----------

Net decrease in cash                                  (341,000)       (288,000)

Cash at September 30                                   656,000         591,000
                                                     ---------        ---------

Cash at December 31                                 $  315,000       $ 303,000
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

     Notes receivable consist of the following as of:

                                                    December 31,   September 30,
                                                         1997          1997
                                                     ---------     -----------

          First trust deed notes                    $1,532,000     $1,693,000

          Less:
          Deferred profit on real estate sales        (678,000)      (787,000)
          Allowance for doubtful accounts              (99,000)       (99,000)
                                                     ----------      ---------
                                                    $  755,000      $  807,000
                                                     ==========      ==========

D.   PROPERTY

     Property is comprised of the following:
                                                   December 31,   September 30,
                                                         1997          1996

          Land                                      $1,195,000      $1,159,000
          Farm equipment                               151,000         151,000
          Trees                                        276,000         276,000
                                                     ---------       ---------
               Total                                 1,622,000       1,586,000

          Accumulated depreciation                    (427,000)       (427,000)
                                                     ----------      ----------
                                                    $1,195,000      $1,159,000
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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

There were no crop sales for the quarter ended December 31, 1996 compared to $37,000 for the same quarter in 1997. The crop picked this quarter totaled 25,000 pounds at an averaged of $1.49 per pound. The budgeted amount for 1998 is 487,000 of avocados at an average of $.60 pounds; however, this may vary somewhat based on the impact of the normal tree cycle and the effects of the "avocado" persea mite. In the prior year ended September 30, 1996, 416,000 pounds at an average of $.75 per pound were produced.

Operating costs and expenses for the quarter ended December 31, 1997 increased $13,000, from $99,000 to $112,000. Cultural care costs decreased $5,000 from $45,000 to $40,000. The decrease is mainly attributed to lower water costs resulting from heavy rain fall this quarter. Professional services increased $9,000 for the quarter ended December 31, 1997 from $29,000 to $38,000. The increase is mainly attributed to accounting costs of $14,000 compared to $8,000 the prior year. Accounting costs overall are expected to remain at prior year levels. Depreciation and other costs increased $10,000 from $25,000 to $35,000. The variances are mainly attributed to increases in system costs of $3,000, foreclosure costs of $2,000, filing fees of $2,000 for renewal of White Reports, and property taxes of $2,000.

Other income for quarter ended December 31, 1997 decreased $14,000 from $66,000 to $52,000. The decrease mainly results from reduced interest income on notes receivable totaling $10,000.

There were no sales during this quarter. The marketing and sales program is actively underway for all of the remaining 16 parcels totaling 146 acres. Sales activity in general remains slow for this type of property.

Liquidity and Capital Resources

As of December 31, 1997, the Partnership has cash reserves of approximately $279,000 to cover operating expenses and any small amount real estate sales costs that may arise. This is expected to be sufficient to comply with the business plan.

PART II

OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     February 11, 1998         GREEN GOLD CONSOLIDATED,
                                    a California limited partnership
                                    (Registrant)


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