Form 10-Q
period 1998-03-31
GREEN GOLD CONSOLIDATED
filed 1998-05-13
CIK 740124

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 1998

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

                          Yes [X]     No [ ]

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                           GREEN GOLD CONSOLIDATED
                     (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEET


                                              March 31,        September 30,
                                                  1998               1997
                                             (Unaudited)
                                              ---------        ------------
ASSETS

Assets:
     Cash and cash equivalents               $  487,000           $  656,000
     Notes receivable                           646,000              807,000
     Inventories of growing crops                15,000               15,000
     Accrued interest receivable                 19,000               32,000
     Property held for sale                   1,195,000            1,159,000
     Other assets                                19,000               16,000
                                             ----------           ----------
          TOTAL ASSETS                       $2,381,000           $2,685,000
                                              =========            =========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued
            liabilities                      $   41,000           $   49,000
                                             ----------           ----------

          TOTAL LIABILITIES                      41,000               49,000

     Partners' equity                         2,340,000            2,636,000
                                             ----------            ---------

          TOTAL LIABILITIES AND
          PARTNERS' EQUITY                   $2,381,000           $2,685,000
                                              =========            =========

See accompanying notes to financial statements

                                  GREEN GOLD CONSOLIDATED
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                                    For the Six Months Ending
                                                            March 31,
                                                        1998         1997
                                                   -----------     ---------
CROP SALES                                         $   110,000     $   82,000

OPERATING COSTS AND EXPENSES:
     Cultural Cae Costs                                 80,000         96,000
     Professional services                              77,000         66,000
     Depreciation, property tax and other               42,000         29,000
                                                   -----------     ----------
          Total Operating Costs and Expenses           199,000        191,000

LOSS FROM OPERATIONS                                   (89,000)      (109,000)

OTHER INCOME (EXPENSES):
     Realized gross profit                              27,000         14,000
     Interest income                                    91,000        101,000
     Other income                                        6,000          7,000
                                                    ----------      ----------

NET INCOME                                         $    35,000     $   13,000
                                                   ===========     ==========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                               $    .0035      $   .0013
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
                                                   =========        =========

See accompanying notes to financial statements


                                   GREEN GOLD CONSOLIDATED
                              (A CALIFORNIA LIMITED PARTNERSHIP

                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                 For Three Months Ending
                                                        March 31,
                                                    1998            1997
                                              ----------         ---------
                                                                 < c>
CROP SALES                                    $   74,000         $  82,000

     Cultural Care Costs                          40,000            52,000
     Professional Services                        40,000            37,000
     Depreciation, property tax and other          8,000             4,000
                                              ----------         ---------

         Total Operating Costs and Expenses       88,000            93,000

     INCOME (LOSS) FROM OPERATIONS               (14,000)           (11,000)

     OTHER INCOME (EXPENSES):
         Realized gross profit                    25,000             8,000
         Interest Income                          45,000            47,000
         Other Income                              2,000             2,000
                                               ----------         ---------

     NET INCOME                               $   58,000         $  46,000
                                              ==========         =========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                          $    .0058         $   .0046
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
                                              =========          =========

See accompanying notes to financial statements

                            GREEN GOLD CONSOLIDATED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENT OF CASH FLOWS

               For the Six Months Ended March 31, 1998 and 1997
                                  (Unaudited)


                                                     March 31,      March 31,
                                                       1998            1997
                                                   -----------     ----------
Cash flows from operating activities:

     Net income                                    $    35,000     $   13,000
     Adjustments to reconcile net income
     to net cash provided by operating activities:
          Depreciation and amortization                    -0-          1,000
          Deferred profit recognized                   (27,000)       (14,000)
          Changes in assets and liabilities:
             Decrease in interest receivables           13,000          5,000
             (Increase) decrease in other assets        (3,000)         1,000
             (Decrease) increase in accounts payable
              and accrued liabilities                   (8,000)         1,000
                                                    ------------     ----------

     Net cash provided by operating activities          10,000          7,000
                                                   ------------     ----------
Cash flows from investing activities:
     Collection on notes receivable                    152,000         31,000
                                                   ------------      ----------
          Net cash provided by investing
            activities                                 152,000         31,000
                                                   ------------      ----------
Cash flows from financing activities:
     Distributions to limited partners                (320,000)      (250,000)
     Distributions to general partner                  (11,000)       (12,000)
                                                    -----------      ----------
          Net cash used by financing
            activities                                (331,000)       (262,000)
                                                    -----------      ----------

Net (decrease) in cash                                (169,000)       (224,000)

Cash at September 30                                   656,000         591,000
                                                     ---------        ---------

Cash at March 31                                     $ 487,000       $ 367,000
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

     Notes receivable consist of the following as of:

                                                     March 31,   September 30,
                                                         1998          1997
                                                     ---------     -----------

          First trust deed notes                    $ 1,398,000     $ 1,693,000

          Less:
          Deferred profit on real estate sales         (653,000)       (787,000)
          Allowance for doubtful accounts               (99,000)        (99,000)
                                                     ----------      ---------
                                                    $   646,000     $   807,000
                                                     ==========      ==========

D.   PROPERTY

     Property is comprised of the following:
                                                     March 31,   September 30,
                                                         1998          1997

          Land                                      $1,195,000      $1,159,000
          Farm equipment                               151,000         151,000
          Trees                                        276,000         276,000
                                                     ---------       ---------
               Total                                 1,622,000       1,586,000

          Accumulated depreciation                    (427,000)       (427,000)
                                                     ----------      ----------
                                                    $1,195,000      $1,159,000
                                                     =========       =========

E.   EARNINGS (LOSS) PER LIMITED PARTNERSHIP INTEREST

     Earnings (loss) per limited partnership interest have been computed by dividing the aggregate limited partners' share of net income (loss) by the weighted average number of limited partnership interests outstanding during the period, 9,986,000 in 1998 and 1997, respectively.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Crop sales for the quarter ended March 31, 1998, were $74,000, compared to $82,000 for the same quarter in 1997. The quarterly decrease in crop revenue is attributed to picking 124,000 pounds of avocados this quarter compared to 131,000 the prior year's quarter ended March 31. Crop prices for the quarter ended March 31, 1998, averaged $.59 per pound compared to $.63 per pound in the same quarter in 1997. Avocado production in 1998 is budgeted at 487,000 pounds; however, this may vary somewhat based on weather conditions, the impact of the normal tree cycle and the effects of the "avocado" persea mite. Pounds produced in 1997 were 416,000.

Operating costs and expenses for the quarter ended March 31, 1998, decreased $5,000, from $93,000 to $88,000. Cultural care costs decreased $12,000 from $52,000 to $40,000. The main reason for the decrease results from significantly reduced irrigation and water costs due to the heavy rainfall.

Professional Services increased $3,000 from $37,000 to $40,000. The increase results from investor services costs related to the conversion to Windows and payment of the 2% of gross partnership cash receipts to the "manager" for its services which was higher than the prior quarter ended March 31, due to a loan payoff.

Other expenses increased $4,000 from $4,000 to $8,000 mainly as a result of $3,000 in property taxes paid on one parcel foreclosed in the quarter ended December 31, 1997.

Other income increased $12,000 from $46,000 to $58,000. The increase is mainly attributed to recognizing deferred profit of $25,000 from the early payoff of one note totaling $118,000 during the quarter ended March 31, 1998.

There were no sales in the quarter ended March 31, 1998. The marketing and sales program is actively underway for all of the remaining 17 parcels totaling 165 acres. Sales activity is increasing and we expect offers on several parcels next quarter.

Liquidity and Capital Resources

As of March 31, 1998, the Partnership has cash reserves of approximately $451,000 to cover operating expenses and the small amount of remaining real estate development costs. This is expected to be sufficient to comply with the business plan.

PART II

OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     May 13, 1998              GREEN GOLD CONSOLIDATED,
                                    a California limited partnership
                                    (Registrant)


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