Form 10-Q
period 1998-06-30
GREEN GOLD CONSOLIDATED
filed 1998-08-12
CIK 740124

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 1998

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

                     711 Daily Drive, Suite 120, Camarillo, CA 93010

                   (Address of principal executive office) (Zip Code)


                                     (805) 987-6921
                  (Registrant's telephone number, including area code)

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

                          Yes [X]     No [ ]

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                           GREEN GOLD CONSOLIDATED
                     (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEET


                                               June 30,        September 30,
                                                  1998               1997
                                             (Unaudited)
                                              ---------        ------------
ASSETS

Assets:
     Cash and cash equivalents               $  638,000           $  656,000
     Notes receivable                           573,000              807,000
     Inventories of growing crops                15,000               15,000
     Accrued interest receivable                 21,000               32,000
     Property held for sale                   1,195,000            1,159,000
     Other assets                                19,000               16,000
                                             ----------           ----------
          TOTAL ASSETS                       $2,461,000           $2,685,000
                                              =========            =========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued
            liabilities                      $   47,000           $   49,000
                                             ----------           ----------

          TOTAL LIABILITIES                      47,000               49,000

     Partners' equity                         2,414,000            2,636,000
                                             ----------            ---------

          TOTAL LIABILITIES AND
          PARTNERS' EQUITY                   $2,461,000           $2,685,000
                                              =========            =========

See accompanying notes to financial statements

                                  GREEN GOLD CONSOLIDATED
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                                     For the Nine Months Ending
                                                             June 30,
                                                        1998         1997
                                                   -----------     ---------
CROP SALES                                         $   224,000     $  223,000

OPERATING COSTS AND EXPENSES:
     Cultural care                                     125,000        155,000
     Professional services                             103,000         94,000
     Depreciation, property tax and other               74,000         63,000
                                                   -----------     ----------
          Total operating costs and expenses           302,000        312,000

LOSS FROM OPERATIONS                                   (78,000)       (89,000)

OTHER INCOME (EXPENSES):
     Realized gross profit                              45,000        137,000
     Interest income                                   135,000        148,000
     Other income                                        7,000          8,000
                                                    ----------      ----------

NET INCOME                                         $   109,000     $  204,000
                                                   ===========     ==========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                               $    .0109      $   .0204
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
                                                   =========        =========

See accompanying notes to financial statements


                                   GREEN GOLD CONSOLIDATED
                              (A CALIFORNIA LIMITED PARTNERSHIP

                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                               For the Three Months Ending
                                                         June 30,
                                                  1998              1997
                                              ----------         ---------
                                                                 < c>
CROP SALES                                    $  114,000         $ 142,000

OPERATING COSTS AND EXPENSES:
     Cultural care                                45,000            59,000
     Professional services                        25,000            28,000
     Depreciation, property tax and other         32,000            34,000
                                              ----------         ---------

         Total operating costs and expenses      102,000           121,000

INCOME FROM OPERATIONS                            12,000            21,000

OTHER INCOME (EXPENSES):
      Realized gross profit                       18,000           122,000
      Interest income                             44,000            47,000
      Other income                                   -0-             1,000
                                               ----------         ---------

NET INCOME                                    $   74,000         $ 191,000
                                              ==========         =========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                          $    .0074         $   .0191
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
                                              =========          =========

See accompanying notes to financial statements

                            GREEN GOLD CONSOLIDATED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENT OF CASH FLOWS

               For the Nine Months Ended June 30, 1998 and 1997
                                  (Unaudited)


                                                      June 30,       June 30,
                                                       1998            1997
                                                   -----------     ----------
Cash flows from operating activities:

     Net income                                    $   109,000     $   204,000
     Adjustments to reconcile net income
     to net cash provided by operating activities:
          Depreciation and amortization                    -0-          1,000
          Deferred profit recognized                   (45,000)      (137,000)
          Changes in assets and liabilities:
             Decrease in receivables                    11,000         10,000
             (Increase) decrease in other assets        (3,000)         1,000
             Decrease in accounts payable and
                  accrued liabilities                   (2,000)       (11,000)
                                                    ------------     ----------

     Net cash provided by operating activities          70,000         68,000
                                                   ------------     ----------
Cash flows from investing activities:
     Collection on notes receivable                    243,000        204,000
                                                   ------------      ----------
          Net cash provided by investing
            activities                                 243,000        204,000
                                                   ------------      ----------
Cash flows from financing activities:
     Distributions to limited partners                (320,000)      (250,000)
     Distributions to general partner                  (11,000)       (10,000)
                                                    -----------      ----------
          Net cash used by financing
            activities                                (331,000)       (260,000)
                                                    -----------      ----------

Net (decrease) increase in cash                        (18,000)         12,000

Cash at September 30                                   656,000         591,000
                                                     ---------        ---------

Cash at June 30                                      $ 638,000       $ 603,000
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

     Notes receivable consist of the following as of:

                                                      June 30,    September 30,
                                                         1998          1997
                                                     ---------     -----------

          First trust deed notes                    $ 1,307,000     $ 1,693,000

          Less:
          Deferred profit on real estate sales         (635,000)       (787,000)
          Allowance for doubtful accounts               (99,000)        (99,000)
                                                     ----------      ---------
                                                    $   573,000     $   807,000
                                                     ==========      ==========

D.   PROPERTY

     Property is comprised of the following:
                                                       June 30,   September 30,
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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Crop sales for the quarter ended June 30, 1998, were $114,000, compared to $142,000 for the same quarter in 1997. The quarterly decrease in crop revenue is attributed to picking 140,000 pounds of avocados this quarter compared to 204,000 the prior year's quarter ended June 30. Crop prices for the quarter ended June 30, 1998, averaged $.81 per pound compared to $.69 per pound in the same quarter in 1997. Avocado production in 1998 is budgeted at 487,000 pounds; however, this may vary somewhat based on weather conditions, the impact of the normal tree cycle and the effects of the "avocado" persea mite. Pounds produced in 1997 were 416,000.

Operating costs and expenses for the quarter ended June 30, 1998, decreased $19,000, from $121,000 to $102,000. Cultural care costs decreased $14,000 from $59,000 to $45,000. The main reason for the decrease results from reduced irrigation and water costs due to the earlier heavy rainfall and reduced picking costs as as a result of picking 64,000 pounds less this quarter compared to the same quarter 1997.

Professional Services decreased $3,000 from $28,000 to $25,000. The decrease results from reduction in investor services costs and payment of the 2% of cash receipts to the "manager" for its services compared to the same quarter 1997.

Other expenses decreased $2,000 from $34,000 to $32,000. The main reason for the decrease is the combined effect of a $9,000 system costs decrease from the prior quarter associated with upgrades of software and hardware, and a $6,000 payment of property tax for 97-98 taxes for a parcel foreclosed in the quarter ended December 31, 1997.

Other income decreased $117,000 from $191,000 to $74,000. The decrease is mainly attributed to recognizing deferred profit of $116,000 from the early payoff of one note totaling $155,000 during the prior year quarter ended June 30, 1997.

Offers have been accepted on six parcels in the quarter ended June 30, 1998, compared to none for the same quarter 1997. The gross sales amount for all parcels is $621,000. All sales are in escrow and are expected to close in the next quarter ended September 30, 1998. The marketing and sales program is actively underway for the remaining 11 parcels totaling 109 acres. Costs associated with installing water meters and splitting irrigation systems are estimated at $50,000.

Liquidity and Capital Resources

As of June 30, 1998, the Partnership has cash reserves of approximately $601,000 to cover operating expenses and the small amount of remaining real estate development costs. This is expected to be sufficient to comply with the business plan.

PART II

OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     August 12, 1998           GREEN GOLD CONSOLIDATED,
                                    a California limited partnership
                                    (Registrant)


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