Form 10-K
period 1998-09-30
GREEN GOLD CONSOLIDATED
filed 1998-12-21
CIK 740124

FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [ X ]   Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the fiscal year ended September 30, 1998

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

               	711 Daily Dr., Suite 120, Camarillo, CA 93010
           	(Address of principal executive offices) (Zip Code)

     	Registrant's telephone number, including area code: (805)987-6921

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

In 1993 Consolidated completed the subdivision of its then remaining land, which was assigned to four tracts. Subdivision activity was undertaken to facilitate the sale of the remaining land, which now consists of approximately 96 acres.

Based on the above, the General Partner considers Consolidated principally to be in the business of selling property, rather than in the agricultural business.

Recent Sales Transactions

During the last three fiscal years Consolidated sold nine parcels of property, together with the groves and all other improvements thereon, to unaffiliated parties. As set forth more fully in the following table, Consolidated received an aggregate consideration of approximately $860,000 for property sales, consisting of: (i) a cash down of $769,000; and (ii) promissory notes given to Consolidated in the amount of $91,000.


                                           Cash         Promissory Note
Date of Sale        Purchase Price       Received       to Consolidated

1998-4th Qtr.          $ 73,000          $ 73,000           $  -0-
1998-4th Qtr.            85,000            59,000             26,000 (2)
1998-4th Qtr.            74,000            74,000              -0-
1998-4th Qtr.            89,000            89,000              -0-
1998-4th Qtr.            85,000            85,000              -0-
1998-4th Qtr. (1)       239,000           240,000              -0-
1998-4th Qtr.           145,000           144,000              -0-
                      ---------          --------           ---------
                        790,000           764,000             26,000 (2)
1996-2nd Qtr.            70,000             5,000             65,000 (3)
                      ---------          --------           ---------
                       $860,000          $769,000           $ 91,000
                      =========          ========           =========

(1) Includes two parcels.
(2) Note paid in October 1998.
(3) The note bears interest at the rate of 10% per annum and matures February 2006.

Farming Operations

As discussed in greater detail in this Item 1 and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Consolidated's principal business is considered to be the sale of its remaining land. However, pending consummation of the sale of all the remaining cultivated land (approximately 30 acres including approximately 3,000 trees), Consolidated continues to engage in the production of avocados.

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

A.   Farm Management

Pursuant to an agreement dated January 1, 1985 and last amended on December 16, 1991, Agrispect, the farm manager, agreed to perform, manage and supervise agricultural operations on the Partnership's properties. The total amount paid to Agrispect for management fees and cultural care expenses during fiscal year 1998 was approximately $42,000. Effective January 1, 1993, Consolidated pays Agrispect a cultural care fee of $565 per acre per year, and reimbursement for all actual costs incurred. The extensive use of irrigation water is costly. Accordingly, the ultimate cost to Consolidated for cultural costs will depend in large part upon rainfall quantity and general climatic conditions throughout each year. In this regard, rainfall quantity at the properties was about normal in the 1996 crop year and below normal in the 1997 crop year; however, the summer months were hotter than usual requiring significant irrigation. Rainfall was above normal in 1998, resulting in lower than usual irrigation.

B. 	Crop Production and Marketing

As indicated above, Consolidated owns approximately 66 uncultivated acres and approximately 30 acres planted to Hass variety avocado trees located in Rancho California.

Consolidated has consistently produced avocados on a per acre basis in excess of the average produced in the Rancho California area. During the 1998 crop year, Consolidated produced an average of approximately 5,800 pounds per acre, compared to the industry's average of 4,500 pounds per acre. Consolidated's greater than average production results from "state of the art" cultural care.

Consolidated's avocado crop is picked by independent contractors pursuant to standards established by the industry from year to year. Consolidated's crop for the 1998 crop year was picked by Agrispect and other contractors, at a total cost of approximately $40,000. The availability of labor in the vicinity of the properties is sufficient for the cultivation and harvest of Consolidated's crops. All labor costs are included in the payments to Consolidated's independent contractors, as Consolidated has no employees.

Consolidated's avocado crop is packaged and marketed by McDaniel Fruit Company, an independent contractor, and by Calavo (a non-profit cooperative handler which sells its members' crops at the price deemed best for the interests of all members, less a pro rata portion of administrative costs attributable to each member).

C. 	Pest Infestation

During 1998, Consolidated's growing area experienced the first infestation of the avocado thrip. This new pest, originating in Mexico, caused some damage to the 1998 Hass crop on the trees. More importantly, it could cause significant damage in the spring of 1999 when the next crop is setting. It is highly probable that substantial spraying will be undertaken at that time.

In addition the Persea mite is still present in significant numbers, and could require treatments as well. The Persea mite has become a problem for avocado trees, and is present on trees throughout California. The mite infestation may have caused some fruit loss in 1998.

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

Manager is a California corporation whose sole shareholder is Neno N. Spondello, Jr. Mr. Spondello has been affiliated with certain purchasers of properties from Consolidated. As of September 30, 1998, all promissory notes received by Consolidated in connection with the sale of properties to such purchasers have been paid in full.


Item 2.	PROPERTIES

The properties owned by Consolidated (all of which are described in Item 1 above) are located in the Rancho California area of Riverside County, California, between Los Angeles and San Diego. It is an established area for light industry, commercial activity and shopping, parks, residences, agriculture, thoroughbred farms and ranches.



Item 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings as of November 10, 1998.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market Information

The Interests are not freely transferable and no market in the Interests has developed or is expected to develop.

Holders

As of November 12, 1998, a total of 2,157 persons (the "Limited Partners") held the Interests.

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

The following distributions of Cash Available for Distribution or Sale or Refinancing Proceeds were made by the Partnership during the two most recent fiscal years:

      Date of     Amount Dist. To     Amount Dist.        Amount Dist.
  Partner Dist.    Ltd. Partners        Per Unit       to General Partner

   Dec. 1996         $250,000            $0.025              $10,000
   Dec. 1997         $320,000            $0.032              $11,000


Item 6.  SELECTED FINANCIAL DATA

The following is selected financial data for the five years ended September 30, 1994 through 1998. Due to the nature of Consolidated's business operations, particularly the sales activities which have occurred during the last five years, the data is not comparable from year to year.

                        					     For the Years Ended September 30

                                1998        1997          1996          1995      1994
                                ----        ----          ----          ----      ----

Sale of property-gross       $790,000    $ -0-         $ 70,000      $ -0-       $ -0-

Crop sales-gross             $287,000    $312,000      $266,000      $285,000    $356,000

Net income                   $213,000    $242,000      $105,000      $214,000    $275,000

Net income allocable to
  Limited Partners           $208,000    $234,000      $ 99,000      $205,000    $259,000

Net income per limited
   partnership unit           $0.02       $0.02         $0.01         $0.02        $0.03

Total assets               $2,567,000   $2,685,000    $2,703,000    $3,020,000   $3,193,000

Cash distributions per limited
    partnership unit          $0.032      $0.025         $0.04         $0.03       $0.015



For an explanation of some of the data included in the preceding table, see Item-5 - Market for Registrant's Common Equity and Related Stockholder Matters and Item-7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

General

Consolidated is a limited partnership which commenced active operations in June 1983. Since that date, Consolidated has operated its cultivated properties for the production of avocados. Consolidated currently owns approximately 30 acres of cultivated properties and 66 acres of uncultivated properties. Its principal business is now considered to be the sale of its remaining properties.

By the terms of the Partnership Agreement, Consolidated is scheduled for termination by December 31, 1999. Prior to that date, the General
Partner will endeavor to sell all remaining properties and notes receivable, and will distribute the proceeds thereof to the Limited Partners in liquidation of their Interests.

The General Partner believes that, for the balance of Consolidated's term, Consolidated's liquidity, defined as its ability to generate cash flow to satisfy its cash requirements (other than distributions to Limited Partners), is sufficient.

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

Notes Receivable

As of September 30, 1998, Consolidated held 16 notes receivable in the amount of $1,317,000 (before reduction for deferred profit and an allowance for doubtful accounts in the aggregate amount of $726,000). The notes receivable bear interest at rates ranging from 10% to 11% per annum and mature at varying dates through February 2006. Eight notes receivable have maturity dates beyond the expiration of Consolidated's term. The aggregate principal amounts of these notes is approximately $758,000. It is anticipated that the discount rate to be applied on sale of these notes will be from about 10% to 15% providing estimated net proceeds to Consolidated of about $1,185,000 to $1,120,000.

Consolidated has one note in default and is in the process of foreclosing upon the property secured by the note. This note receivable is in the amount of approximately $122,000, and is secured by a first deed of trust, and Consolidated is likely to reacquire the encumbered property in December 1998. This property will again be offered for sale at the best price obtainable. Consolidated does not anticipate incurring any loss on this property. As a result, the established allowance for doubtful accounts, which, as of September 30, 1998, is in the amount of $99,000, is considered adequate.

Sales of Properties

Consolidated completed the subdivision of its properties (all of which are located in the Rancho California area) in 1993. Consolidated is actively marketing its remaning lots for sale as individual home sites.

There were sales of eight parcels totaling approximately 69 acres in 1998. The sale amount for these parcels totaled $790,000, consisting of $764,000 cash proceeds and one note for $26,000 due in October 1998 which was paid. There were no property sales in 1997. There was one property sold for $70,000 in 1996. This sale consisted of the five-acre property reacquired in 1994 for $46,000.

Based on the General Partner's understanding of sales activity for comparable properties in the Rancho California area, the General Partner expects that Consolidated will sell the remaining properties prior to termination of Consolidated and that Consolidated will likely receive compensation consisting of cash payments equal to 25% of the gross sales price, and the balance in the form of promissory notes bearing interest at rates ranging from 9% to 10% per annum and maturing in ten years. Each of the promissory notes is expected to be secured by a first deed of trust. However, no assurance can be given that Consolidated will be able to sell its remaining properties on the preceding terms or at a profit. Consolidated has a book basis in its remaining properties of $655,000 (after reduction for accumulated depreciation).

Avocado Operations; Cultural Care Costs

Consolidated's avocado production generally is in excess of the average production of the Rancho California area.

Consolidated's gross revenues from crop sales increased 17.3% from 1996 to 1997 (from $266,000 to $312,000). Gross revenues from crop sales decreased 8.0% from 1997 to 1998 (from $312,000 to $287,000). The increase of $46,000 from 1996 to
1997 results from a $.05 per pound increase in Consolidated's avocado prices and an increase of 36,000 pounds picked (from 380,000 pounds to 416,000 pounds).
The decrease of $25,000 from 1997 to 1998 results from the combined effect of a $.06 per pound price increase and a decrease of 62,000 pounds picked (416,000 to 354,000). Crop production has fluctuated due to weather conditions including rain, wind and normal tree cycles. In December, 1997 the Rancho California area realized winds of up to 50 miles per hour resulting in fruit losses that ranged from 5% to 40% for growers in the area. Consolidated's groves may have realized an average crop loss of 15% to 20% from these winds. The exact amount is difficult to determine. Consolidated's average pounds per acre were 6,500, 7,400 and 5,800 in 1996, 1997 and 1998, respectively.

Cultural care costs increased 9.1% from 1996 to 1997 (from $209,000 to $228,000). Cultural care costs decreased 14.0% from 1997 to 1998 (from $228,000
to $196,000).   The decrease from 1997 to 1998 was primarily a result of
significantly reduced water costs ($32,000) resulting from heavy rains in 1998.

Avocado production and cultural care costs next year will continue to be impacted by the effects of the avocado Persea mites and avocado thrips in the Rancho California area. The primary effect of the Persea mites is defoliation of trees which results in burnt fruit. The registered chemical agent previously used by Consolidated and other producers to control infestation was withdrawn from the market in 1995 by the Environmental Protection Agency. No other appropriate chemical agent is available at the present time. Consolidated introduced predator insects in 1995 to establish biological control of the Persea mites, and is following all other industry-recommended actions, including aggressive water and fertilizer applications. The effect of the avocado thrips is to inhibit growth and/or scar the fruit to the point that it is not saleable There are three options available to control infestation; a chemical called sabadilla, or malathion spraying, or agricultural oil application in the groves. The impact of the Persea mite and avocado thrips on 1998 crops was minimal; however, the impact on subsequent crop production cannot be determined and could be substantial.

It is possible that Consolidated may generate a loss from its agricultural activities in 1999. However, the General Partner believes that the value of Consolidated's cultivated properties is enhanced by the presence of producing avocado trees; accordingly, agricultural activities will continue at the cultivated properties through the respective dates of sale thereof.

Professional Services

Professional services costs increased by 17.4% from 1996 to 1997 (from $23,000 to $27,000). These costs remained the same in 1998 ($27,000). The increased expense in 1997 resulted from the costs of having Consolidated's property appraised ($5,000). Professional services costs in 1998 included $4,000 in legal expenses mainly related to property sales.

Management Services

Management services costs decreased 6.8% from 1996 to 1997 (from $88,000 to $82,000). These costs increased by 9.8% from 1997 to 1998 (from $82,000 to $90,000). Management fees are determined as a function of gross Partnership cash receipts. The components of cash receipts are (i) cash received on sale of property, (ii) cash received on sale of crops, (iii) cash principal payments made on notes receivable, and (iv) cash interest payments made on notes receivable. Management fees are expected to remain stable in 1999.

Property Taxes

Property taxes decreased 6.4% from 1996 to 1997 (from $47,000 to $44,000) and increased 27.3% from 1997 to 1998 (from $44,000 to $56,000). The increase mainly results from payment of delinquent taxes on one foreclosed property. Property taxes will decline as additional properties are sold.

Investor Services

Investor services costs decreased from 1996 to 1997 (from $15,000 to $14,000). These costs increased 35.7% from 1997 to 1998 (from $14,000 to $19,000). The increase mainly results from computer system upgrades.

Other Operating Expenses

Other operating expenses increased 10.0% from 1996 to 1997 (from $20,000 to $22,000). These expenses increased 4.5% from 1997 to 1998 (from $22,000 to $23,000). These costs are expected to remain at 1998 levels in 1999.

Other Financial Information

The Manager has investigated its computer hardware and software and, based on such investigations, does not anticipate any potential Year 2000 problem with respect thereto. The Manager has not investigated and does not know whether any Year 2000 problems may arise with respect to Consolidated's other third party vendors and service providers. As indicated above, it is possible that Consolidated will have sold all its assets (including its real properties and and notes receivable) and have been terminated by December 31, 1999. If not, and if significant third party vendors or service providers (such as Agrispect, McDaniel Fruit Company, Calavo (all of which are identified in Item 1 hereof), utility providers and banks, among others) have Year 2000 problems, the ability of Consolidated to conduct business would be compromised. No contigency plans have been developed in this regard.


Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements which follow.

Report of Independent Accountants




To the General and Limited Partners of Green Gold Consolidated

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Green Gold Consolidated at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

San Diego, California
November 12, 1998


GREEN GOLD CONSOLIDATED
(A California Limited Partnership)
Balance Sheet

                                    									        September 30,

                                                1998               1997
Assets

Cash and cash equivalents                   $  777,000          $  446,000
Short-term investments                         427,000             210,000
Notes and accounts receivable, net             666,000             807,000
Accrued interest receivable                     17,000              32,000
Inventories of growing crops                     8,000              15,000
Property held for sale                         655,000           1,159,000
Other assets                                    17,000              16,000
                                            ----------          ----------
                                            $2,567,000          $2,685,000
                                            ==========          ==========

Liabilities and Partners' Equity (Deficit)

Accounts payable                            $   10,000          $   15,000
Accrued liabilities                             39,000              34,000
                                            ----------          ----------
                                                49,000              49,000
                                            ----------          ----------
Partners' equity (deficit):

General partner's                             (276,000)           (270,000)
Limited partners'                            2,794,000           2,906,000
                                            ----------          ----------
                                             2,518,000           2,636,000
                                            ----------          ----------

                                            $2,567,000          $2,685,000
                                            ==========          ==========



The accompanying notes are an integral part of these financial statements.


GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Statement of Operations

                                                 Year ended September 30,

                                            1998          1997          1996
Revenues:
   Sales of property                    $  790,000                   $   70,000
   Profit deferred on property sales                                    (22,000)
   Recognition of deferred profit           53,000    $  145,000         21,000
   Crop sales                              287,000       312,000        266,000
                                         ---------      --------      ---------
                                         1,130,000       457,000        335,000
                                         ---------      --------      ---------
Costs and expenses:
   Cost of property sold                    678,000                       48,000
   Culture care costs - tree crops          196,000       228,000        209,000
   Professional services                     27,000        27,000         23,000
   Management services                       90,000        82,000         88,000
   Property taxes                            56,000        44,000         47,000
   Other operating expenses                  23,000        22,000         20,000
   Investor services                         19,000        14,000         15,000
   Depreciation                                                            9,000
                                          ---------      --------       --------
                                          1,089,000       417,000        459,000
                                          ---------      --------       ---------
  Income (loss) from operations              41,000        40,000        (124,000)
                                          ---------      --------       ---------
Other income:
   Interest income                          165,000       194,000        220,000
   Other income                               7,000         8,000          9,000
                                          ---------      --------       --------
                                            172,000       202,000        229,000
                                          ---------      --------       --------
Net income                               $  213,000    $  242,000     $  105,000
                                          =========      ========       ========

Net income allocable to general partner   $   5,000    $    8,000     $    6,000
                                           ========     =========      =========

Net income allocable to limited partners  $ 208,000    $  234,000      $  99,000
                                           ========     =========       ========

Net income per limited partnership unit      $0.02         $0.02          $0.01
                                            ======        =======        =======

Weighted average number of limited
partnership units outstanding during
the period used to compute earnings
per limited partnership unit             9,986,000     9,986,000      9,986,000
                                         =========     =========      =========


The accompanying notes are an integral part of these financial statements.

GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Statement of Changes in Partners' Equity (Deficit)



                                       General           Limited
                                       Partner          Partners             Total

                                                       c>
Partners' (deficit) equity at
September 30, 1995                   $(262,000)        $3,223,000        $2,961,000

Distributions                          (12,000)          (400,000)         (412,000)

Net income                               6,000             99,000           105,000
                                      ---------         ---------         ----------
Partners' (deficit) equity at
September 30, 1996                    (268,000)         2,922,000         2,654,000

Distributions                          (10,000)          (250,000)         (260,000)

Net income                               8,000            234,000           242,000
                                       --------         ---------         ----------
Partners' (deficit) equity at
September 30, 1997                     (270,000)        2,906,000         2,636,000

Distributions                           (11,000)         (320,000)         (331,000)

Net income                                5,000           208,000           213,000
                                       --------         ---------         ---------
Partners'(deficit) equity at
September 30, 1998                    $(276,000)       $2,794,000        $2,518,000
                                       ========         =========         =========


The accompanying notes are an integral part of these financial statements.


GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Statement of Cash Flows


                                   				           Year ended September 30,

                                             1998           1997           1996
Cash flows from operating activities:
  Net income                             $ 213,000      $ 242,000       $ 105,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Gain on sales of property          (112,000)
       Deferred profit recognized          (53,000)      (145,000)        (21,000)
       Depreciation expense                                                 9,000
       Changes in assets and liabilities:
         Accrued interest receivable        15,000          6,000          (9,000)
         Inventories of growing crops        7,000
         Other assets                       (1,000)         5,000          12,000
         Accounts payable                   (5,000)         4,000          (2,000)
         Accrued liabilities                 5,000         (4,000)         (8,000
                                           --------        -------         -------
       Net cash provided by operating
         activities                         69,000        108,000          86,000
                                           --------       --------         -------
Cash flows from investing activities:
  Collections on notes receivable          259,000         217,000         43,000
  Sales of short-term investments          210,000
  Purchases of short-term investments     (427,000)       (210,000)
  Sales of property                        600,000
  Additions to property                    (49,000)
                                          --------       ---------        -------
       Net cash provided by investing
         activities                        593,000          7,000          43,000
                                          ---------      ---------        --------

Cash flows from financing activities:
  Distributions to general partner         (11,000)       (10,000)        (12,000)
  Distributions to limited partners       (320,000)      (250,000)       (400,000)
                                          ---------      ---------       --------
       Net cash used in financing
         activities                       (331,000)      (260,000)       (412,000)
                                          ---------      ---------       ---------

Net increase (decrease) in cash and
  cash equivalents                         331,000       (145,000)       (283,000)

Cash and cash equivalents at beginning
  of year                                  446,000        591,000         874,000
                                          --------       ---------       ---------

Cash and cash equivalents at end of year $ 777,000      $ 446,000       $ 591,000
                                         =========      =========       =========


The accompanying notes are an integral part of these financial statements.

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

The Partnership is involved in the development and sale of real estate. Real estate markets are cyclical in nature, accordingly, the Partnership's ability to realize its assets is dependent upon market conditions. All of the Partnership's assets are located within the Inland Empire submarket of the Southern California region. Consequently, the carrying value of the Partnership's real estate ($655,000) and the collectibility of any notes receivable, collateralized by real estate ($591,000), may be affected by the economic strength of the real estate industry in Southern California.

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

Cash and cash equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents include $504,000 and $335,000 of certificates of deposit at September 30, 1998 and 1997, respectively.

Short-term investments

At September 30, 1998 and 1997, the Partnership held investments in U.S. Government and agency securities with maturities of one year or less in the aggregate amount of $427,000 and $210,000, respectively. Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Partnership has recorded these securities at fair value as it has designated them as "available for sale." The amount of unrealized gain or loss at September 30, 1998 and 1997 was not material.

Inventories

Inventories of growing crops are valued at the lower of cost or market under the first-in, first-out (FIFO) method. Cost is defined as cultural care costs related to the growing crops.

Property held for sale

Property held for sale is recorded at the lower of carrying amount or fair value less cost to sell. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that carrying value of an assets may not be recoverable. An impairment loss would be recognized when the estimated future cash flows is less than the carrying amount of the asset. No impairment losses have been identified by the Partnership.

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

At September 30, 1998 and 1997, Partners' equity on the tax basis exceeded Partners' equity on the financial reporting basis by approximately $541,000 and $396,000, respectively. Additionally, the Partnership reported taxable income of $215,000 and $126,000 for the tax years ended December 31, 1997 and 1996, respectively.

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

Recognition of crop sales revenue

Revenue from the sale of crops is recognized when crops are harvested and sold. All of the Partnership's crop sales were made to two customers for the years ended September 30, 1998 and 1996 and three customers for the year ended September 30, 1997.

Net income per limited partnership unit

Net income per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the year and the limited partners' allocable share of net income.

Impaired notes receivable

In 1996, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan." Under SFAS No. 114, impaired notes are measured based on the present value of expected future cash flows discounted at the notes' effective interest rate. The adoption of SFAS No. 114 did not have a material effect on the Partnership's financial position or results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership's management agreement with LPIC and Mr. Neno Spondello, Jr. requires that LPIC manage, market and provide property management services for the Partnership's properties. The agreement provides for a management fee equal to 2% of gross partnership receipts and reimbursement of certain administrative expenses incurred while managing the properties. Fees and costs reimbursed under this agreement totaled $90,000, $82,000 and $88,000 for the years ended September 30, 1998, 1997, and 1996, respectively.

NOTE 4 - NOTES RECEIVABLE

         			                                         September 30,
                                                1998               1997
First trust deed notes                     $ 1,317,000         $ 1,693,000
Accounts receivable                             75,000
Less:
   Deferred profit on real estate sales       (627,000)           (787,000)
   Allowance for doubtful accounts             (99,000)            (99,000)
                                            ----------          ----------
                                           $   666,000         $   807,000
                                            ===========         ===========


Notes receivable resulted from sales of Partnership properties. The notes receivable bear interest at rates ranging from 10 percent to 11 percent and mature at various dates through February 2006. The accounts receivable was due from escrow at September 30, 1998 and was entirely received in October, 1998.

As of September 30, 1998, the Partnership has two notes receivable with an aggregate principal balance of $148,000 which are deemed impaired. The Partnership does not anticipate incurring any loss on the impaired notes due to the collateralized nature of the balances. Interest income on these notes is recognized as collected.

NOTE 5 - PROPERTY HELD FOR SALE

   			                                        September 30,
                                        1998                  1997
Land                               $   651,000            $ 1,159,000
Improvements                            81,000                151,000
Trees                                  158,000                276,000
                                    ----------             ----------
                                       890,000              1,586,000
Less accumulated depreciation
                                      (235,000)              (427,000)
                                    -----------            ------------

                                   $   655,000             $ 1,159,000
                                    ===========             ===========


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION



                                                   Year ended      Year ended
                                                 September 30,     September 30,
                                                        1998           1996
Schedule of non-cash investing and
   financing activities:

     Sales price of real estate                   $  790,000       $ 70,000
     Closing costs                                   (89,000)        (5,000)
     Notes and accounts receivable                  (101,000)       (65,000)
                                                    --------        --------
   Net cash proceeds from sales of real estate    $  600,000       $    -0-
                                                   ==========       =========


There were no non-cash investing and financing activities in 1997.

No cash was paid for interest or income taxes during the years ended September 30, 1998, 1997 and 1996.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

PART III


Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Economic Consultants, the General Partner, is a California general partnership composed of Daniel Lee Stephenson and Tom A. Leevers, as managing general partners, and the spouse of Mr. Leevers.

Daniel L. Stephenson, age 55, Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation ("Rancon") founded Rancon in 1971 for the purpose of establishing
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

Tom A. Leevers, age 55, has been President of Countryside Realty, a real estate brokerage firm incorporated in California, since its organization in 1981. He was a principal shareholder and Executive Vice President of Rancon from 1971 to 1981. Mr. Leevers is a graduate of California State University at Long Beach
(B.S., Economics, 1966), licensed real 	estate agent, a former Director of the
Rancho California Water District and a former member of the California Avocado Commission, serving on the board of directors and finance and advertising committees of the Commission.

In 1998, Mr. Leevers was convicted in California of second degree murder, of driving while intoxicated causing great bodily injury, and driving with a blood alcohol level of .08 percent or higher. Mr. Leevers was sentenced in November, 1998.

Item 11.	EXECUTIVE COMPENSATION

The General Partner has a 6.5% interest in all distributions of Cash Available for Distribution. During the fiscal year ended September 30, 1998 the General partner received distributions of Cash Available for Distribution in the amounts of $11,000. The General Partner is also entitled to receive 6.5% of distributions from Sale or Refinancing Proceeds, but only after payment to the Limited Partners of an amount equal to 100% of their Carried Capital Contribution and a return thereon as discussed in Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. As of the date hereof, the General Partner has not received any distributions of Sale or Refinancing Proceeds.

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

For a discussion of Consolidated's agreement with the Manager respecting partnership management services, see Item 1 - Business. Pursuant to this arrangement, the manager received $90,000 for the fiscal year ended September 30, 1998.


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

		Included in Part II of this report:

		Report of Independent Accountants

		Balance Sheets at September 30, 1998 and 1997

		Statements of Operations for the Years Ended September 30, 1998, 1997 and 1996

		Statements of Changes in Partners' Equity (Deficit) for the Years Ended September 30, 1998, 1997 and 1996

		Statements of Cash Flows for the Years Ended September 30,
  1998, 1997 and 1996

		Notes to Financial Statements

	(2)	Financial Statement Schedules

		Included in Part IV of this report:

		Schedule II - Valuation and Qualifying Accounts & Reserves for the Year Ended September 30, 1998

		Schedule III - Real Estate and Accumulated Depreciation -
  September 30, 1998

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


Date:  December 18, 1998 	          GREEN GOLD CONSOLIDATED

                               					By:	 ECONOMIC CONSULTANTS,
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

                                 Dec. 18, 1998

DANIEL LEE STEPHENSON			         Principal executive officer,
                          							principal financial officer,
                          							principal accounting officer and
                          							General Partner of Economic
                           						Consultants

SCHEDULE II

GREEN GOLD CONSOLIDATED
(A CALIFORNIA LIMITED PARTNERSHIP)


Valuation and Qualifying Accounts and Reserves
For the Three Year Period Ended September 30, 1998



                                                    Allowance
       Date                                   for Doubtful Accounts
   -------------                              ---------------------
   Balance, September 30, 1995                       $ 99,000
            Provision
            Write-off
            Recovery
                                                     --------
   Balance, September 30, 1996                       $ 99,000
            Provision
            Write-off
            Recovery
                                                     --------
   Balance, September 30, 1997                       $ 99,000
            Provision
            Write-off
            Recovery
                                                     --------
   Balance, September 30, 1998                       $ 99,000
                                                     --------


SCHEDULE III

GREEN GOLD CONSOLIDATED
(A CALIFORNIA LIMITED PARTNERSHIP)


Real Estate and Accumulated Depreciation
September 30, 1998
(In thousands)

                                                                   Cost Capitalized
                                      Initial Cost to                Subsequent to
                                        Partnership                   Acquisition
                                 ------------------------      ------------------------
                                               Trees &            Land        Carrying
 Description       Encumbrances     Land     Improvements     Improvements        Cost

Unimproved land:
  Riverside Co.,
  California:

    3/24247           $ -0-        $  37       $ 33              $  71         $ -0-
   11 acres

 1,2&4/24248            -0-           99         94                185           -0-
   31 acres

  1&3/24249             -0-           36         27                 85           -0-
   42 acres

  1&3/24867             -0-           21         81                 81           -0-
   24 acres

    9/7494              -0-           36          4                -0-           -0-

                     --------      -------     ------            ------         ------
                      $ -0-        $ 229       $ 239             $ 422         $ -0-
                     --------      -------     ------            ------         ------

                                 Gross Amount Carried
                                  at Sept. 30, 1998
                        --------------------------------
                                                                                Date                      Life
                                   Trees &                   Accumulated    Construction     Date      Depreciated
  Description           Land     Improvements      Total     Depreciation      Began       Acquired       Over

  3/24247               $ 108       $  33          $ 141         $  33            N/A         12/74      5-22 yrs

 1,2&4/24248              284          94            378            94            N/A         12/74      5-22 yrs

  1&3/24249               121          27            148            27            N/A          3/85      5-22 yrs

  1&3/24867               102          81            183            81            N/A         11/86      5-22 yrs

  9/7494                   36           4             40           -0-            N/A         12/97      5-22 yrs
                        -----       ------         ------        ------
                       $  651       $ 239         $  890         $ 235
                        -----        -----         ------         -----


Notes to Schedule III

Green Gold Consolidated
(A California Limited Partnership)


Real Estate and Accumulated Depreciation
(In thousands)

Reconciliation of gross amount at which real estate was carried:

                                                   Year ended September 30,
                                              1998          1997         1996

INVESTMENT IN REAL ESTATE
   Balance at beginning of period           $ 1,586        $ 1,586       $ 1,629
     Additions during period:
       Land improvements, etc.                   85
     Sales during period                       (781)                         (43)
                                             -------        -------        ------
   Balance at end of period                 $   890        $ 1,586        $ 1,586
                                             -------        -------        ------

 ACCUMULATED DEPRECIATION
   Balance at beginning of period           $   427        $   427        $   418
   Sales during period                         (192)
  Additions charged to costs and expenses                                       9
                                             -------        -------        ------
   Balance at end of period                 $   235        $   427        $   427
                                             -------        -------        ------