Form 10-Q
period 1998-12-31
GREEN GOLD CONSOLIDATED
filed 1999-02-12
CIK 740124

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended December 31, 1998

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

                          Yes [X]     No [ ]

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                           GREEN GOLD CONSOLIDATED
                     (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEET


                                             December 31,        September 30,
                                                   1998               1998
                                             (Unaudited)
                                              ---------          ------------
ASSETS

Assets:
     Cash and cash equivalents               $  479,000           $  777,000
     Short-term investment                          -0-              427,000
     Notes receivable, net                      719,000              666,000
     Inventories of growing crops                 8,000                8,000
     Accrued interest receivable                 23,000               17,000
     Property held for sale                     519,000              655,000
     Other assets                                 6,000               17,000
                                             ----------           ----------
          TOTAL ASSETS                       $1,754,000           $2,567,000
                                              =========            =========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued
            liabilities                      $   53,000           $   49,000
                                             ----------           ----------

          TOTAL LIABILITIES                      53,000               49,000

     Partners' equity                         1,701,000            2,518,000
                                             ----------            ---------

          TOTAL LIABILITIES AND
          PARTNERS' EQUITY                   $1,754,000           $2,567,000
                                              =========            =========

See accompanying notes to financial statements

                                  GREEN GOLD CONSOLIDATED
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                                   For the Three Months Ending
                                                          December 31,
                                                        1998           1997
                                                   -----------     ---------
Revenues:
     Recognition of deferred profit                $   104,000      $    2,000
     Crop sales                                         15,000          37,000
                                                    ----------       ---------
                                                       119,000          39,000
                                                    ----------       ---------
Costs and expenses:
     Cultural care costs - tree cops                    21,000         40,000
     Professional services                              22,000         14,000
     Management services                                26,000         19,000
     Property taxes                                     13,000         24,000
     Other operating expenses                            2,000         10,000
     Investor services                                   5,000          5,000
                                                   -----------     ----------
                                                        89,000        112,000
                                                   -----------     ----------

     Income (loss) from operations                      30,000        (73,000)

Other income:
     Interest income                                    58,000         46,000
     Other income                                        3,000          4,000
                                                    ----------      ----------
                                                        61,000         50,000
                                                    ----------      ----------

Net income (loss)                                  $    91,000     $  (23,000)
                                                   ============     ===========

Net income (loss) per limited
partnership interest                               $     .009      $   (.002)
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
                                                   =========        =========

See accompanying notes to financial statements

                            GREEN GOLD CONSOLIDATED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENT OF CASH FLOWS

               For the Three Months Ended December 31, 1998 and 1997
                                  (Unaudited)


                                                   December 31,   December 31,
                                                       1998            1997
                                                   -----------     ----------
Cash flows from operating activities:

     Net income (loss)                             $    91,000      $ (23,000)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
          Deferred profit recognized                  (104,000)        (2,000)
          Changes in assets and liabilities:
               (Increase) decrease in receivables       (7,000)         2,000
               Decrease in other assets                 12,000          1,000
               Increase (decrease) in accounts payable
                and accrued liabilities                  4,000         (5,000)
                                                   ------------     ----------

     Net cash used by operating activities              (4,000)        (27,000)
                                                   ------------     ----------
Cash flows from investing activities:
     Collection on notes receivable                    202,000         17,000
     Increase in notes receivable                     (261,000)           -0-
     Sales of property                                 136,000            -0-
     Additions to deferred income
         from property sales                           109,000            -0-
                                                   ------------      ----------
          Net cash provided by investing
            activities                                 186,000         17,000
                                                   ------------       ---------
Cash flows from financing activities:
     Distributions to limited partners                (900,000)      (320,000)
     Distributions to general partner                   (8,000)       (11,000)
                                                    -----------      ----------
          Net cash provided by financing
            activities                                (908,000)      (331,000)

 Net decrease in cash                                  (726,000)      (341,000)

Cash at September 30                                 1,204,000        656,000
                                                     ---------        ---------

Cash at December 31                                 $  478,000       $ 315,000
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

     Notes receivable consist of the following as of:

                                                    December 31,   September 30,
                                                         1998          1998
                                                     ---------     -----------

          First trust deed notes                    $1,381,000     $1,317,000
          Accounts receivable                           70,000         75,000

          Less:
          Deferred profit on real estate sales        (633,000)      (627,000)
          Allowance for doubtful accounts              (99,000)       (99,000)
                                                     ----------      ---------
                                                    $  719,000      $ 666,000
                                                     ==========      ==========

D.   PROPERTY

     Property is comprised of the following:
                                                   December 31,   September 30,
                                                         1998          1998

          Land                                      $  519,000      $  651,000
          Farm equipment                                63,000          81,000
          Trees                                        140,000         158,000
                                                     ---------       ---------
               Total                                   722,000         890,000

          Accumulated depreciation                    (203,000)       (235,000)
                                                     ----------      ----------
                                                    $  519,000      $  655,000
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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Recognition of deferred profit for the quarter ended December 31, 1998 increased $102,000 (from $2,000 to $104,000) compared to the quarter ended December 31, 1997. Deferred profit in 1998 includes $61,000 recognized from an early loan payoff and $35,000 from installment sales that occurred in December 1998. Avocado crops sales decreased $22,000 (from $37,000 to $15,000). The budgeted amount for 1999 is 160,000 pounds of avocados compared to 487,000 pounds harvested in 1998. The crop estimate decrease results from fewer avocado trees due to property sales totaling 99 acres in 1998, leaving only 66 acres as of December 31, 1998.

Culture care costs decreased $19,000 for the quarter ended December 31, 1998 (from $40,000 to $21,000) compared to the quarter ended December 31, 1997. The decrease results from the impact of reduced avocado tree acreage. Professional services increased $8,000 (from $14,000 to $22,000) compared to the same quarter in the previous year. The increase results from paying the annual audit fee this quarter versus over two quarters the previous year. The overall amount paid for accounting services rendered is approximately the same as prior years. Management services increased $7,000 (from 19,000 to $26,000) compared to the same quarter in the previous year. The increase results from payments to the Manager, per the terms of the management agreement, 2% of the gross Partnership cash receipts. This quarter includes proceeds from the eight parcel sales occurring the prior quarter ended September 1998. Property taxes decreased $11,000 (from $24,000 to $13,000) compared to the same quarter in the previous year. The decrease is from the impact of fewer parcels as a result of property sales. Other operating expenses decreased $8,000 (from $10,000 to $2,000) compared to the same quarter in the previous year. The amounts in 1997 not in 1998 totals included non-recurring fees for renewal of the public reports and also foreclosure costs.

Interest income increased $12,000 for the quarter ended December 31, 1998 (from $46,000 to $58,000) compared to the quarter ended December 31, 1997. The increase results from interest earned on proceeds from the sale of eight parcels with closing dates in the last quarter ended September 30, 1998.

Liquidity and Capital Resources

As of December 31, 1998, the Partnership has cash reserves of approximately $442,000 to cover operating expenses and any small amount real estate sales costs that may arise. This is expected to be sufficient to comply with the business plan.

PART II

OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     February 11, 1999         GREEN GOLD CONSOLIDATED,
                                    a California limited partnership
                                    (Registrant)


                                    By:   /s/Daniel Lee Stephenson
                                          Daniel Lee Stephenson,
                                          General Partner