Form 10-Q
period 1999-03-31
GREEN GOLD CONSOLIDATED
filed 1999-04-27
CIK 740124

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 1999
                                               OR

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

                          Yes [X]     No [ ]

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                           GREEN GOLD CONSOLIDATED
                     (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEET


                                              March 31,        September 30,
                                                  1999               1998
                                             (Unaudited)
                                              ---------        ------------
ASSETS

Assets:
     Cash and cash equivalents               $  654,000           $1,204,000
     Notes receivable                           597,000              666,000
     Inventories of growing crops                 8,000                8,000
     Accrued interest receivable                 16,000               17,000
     Property held for sale                     519,000              655,000
     Other assets                                10,000               17,000
                                             ----------           ----------
          TOTAL ASSETS                       $1,804,000           $2,567,000
                                              =========            =========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued
            liabilities                      $   63,000           $   49,000
                                             ----------           ----------

          TOTAL LIABILITIES                      63,000               49,000

     Partners' equity                         1,741,000            2,518,000
                                             ----------            ---------

          TOTAL LIABILITIES AND
          PARTNERS' EQUITY                   $1,804,000           $2,567,000
                                              =========            =========

See accompanying notes to financial statements

                                  GREEN GOLD CONSOLIDATED
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                                    For the Six Months Ending
                                                            March 31,
                                                        1999          1998
                                                   -----------     ---------
CROP SALES                                         $    23,000     $  110,000

OPERATING COSTS AND EXPENSES:
     Cultural Care Costs                                35,000         80,000
     Professional services                              88,000         77,000
     Depreciation, property tax and other               20,000         42,000
                                                   -----------     ----------

          Total Operating Costs and Expenses           143,000        199,000

LOSS FROM OPERATIONS                                  (120,000)       (89,000)

OTHER INCOME:
     Realized gross profit                             152,000         27,000
     Interest income                                    95,000         91,000
     Other income                                        4,000          6,000
                                                    ----------      ----------

NET INCOME                                         $   131,000     $   35,000
                                                   ===========     ==========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                               $    .0131      $   .0035
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
                                                   =========        =========

See accompanying notes to financial statements


                                   GREEN GOLD CONSOLIDATED
                              (A CALIFORNIA LIMITED PARTNERSHIP

                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                 For Three Months Ending
                                                        March 31,
                                                    1999            1998
                                              ----------         ---------
                                                                 < c>
CROP SALES                                    $    8,000         $  74,000

     Cultural Care Costs                          14,000            40,000
     Professional Services                        35,000            40,000
     Depreciation, property tax and other          5,000             8,000
                                              ----------         ---------

         Total Operating Costs and Expenses       54,000            88,000

     INCOME (LOSS) FROM OPERATIONS               (46,000)          (14,000)

     OTHER INCOME:
         Realized gross profit                    48,000            25,000
         Interest Income                          37,000            45,000
         Other Income                              1,000             2,000
                                               ----------         ---------

     NET INCOME                               $   40,000         $  58,000
                                              ==========         =========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                          $    .0040         $   .0058
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
                                              =========          =========

See accompanying notes to financial statements

                            GREEN GOLD CONSOLIDATED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENT OF CASH FLOWS

               For the Six Months Ended March 31, 1999 and 1998
                                  (Unaudited)


                                                     March 31,      March 31,
                                                       1999            1998
                                                   -----------     ----------
Cash flows from operating activities:

     Net income                                    $   131,000     $   35,000
     Adjustments to reconcile net income
     to net cash provided by operating activities:
          Deferred profit recognized                  (152,000)       (27,000)
          Changes in assets and liabilities:
             Decrease in interest receivables            1,000         13,000
             Decrease (increase) in other assets         8,000         (3,000)
             Increase (decrease) in accounts payable
              and accrued liabilities                   14,000         (8,000)
                                                    ------------     ----------

     Net cash provided by operating activities           2,000          10,000
                                                   ------------     ----------
Cash flows from investing activities:
     Collection on notes receivable                    302,000         152,000
     New notes receivable                             (191,000)            -0-
     Property sold                                     136,000             -0-
     Additions to deferred income from
       property sales                                  109,000             -0-
                                                   ------------      ----------
          Net cash provided by investing
            activities                                 356,000         152,000
                                                   ------------      ----------
Cash flows from financing activities:
     Distributions to limited partners                (900,000)      (320,000)
     Distributions to general partner                   (8,000)       (11,000)
                                                    -----------      ----------
          Net cash used by financing
            activities                                (908,000)      (331,000)
                                                    -----------      ----------

Net (decrease) in cash                                (550,000)      (169,000)

Cash at September 30                                 1,204,000        656,000
                                                     ---------       ---------

Cash at March 31                                     $ 654,000      $ 487,000
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

     Notes receivable consist of the following as of:

                                                     March 31,    September 30,
                                                         1999           1998
                                                     ---------     -----------

          First trust deed notes                    $ 1,277,000     $ 1,317,000
          Accounts receivable                               -0-          75,000

          Less:
          Deferred profit on real estate sales         (581,000)       (627,000)
          Allowance for doubtful accounts               (99,000)        (99,000)
                                                     ----------      ---------
                                                    $   597,000     $   666,000
                                                     ==========      ==========

D.   PROPERTY

     Property is comprised of the following:
                                                     March 31,   September 30,
                                                         1999          1998

          Land                                      $  519,000      $  651,000
          Farm equipment                                63,000          81,000
          Trees                                        140,000         158,000
                                                     ---------       ---------
               Total                                   722,000         890,000

          Accumulated depreciation                    (203,000)       (235,000)
                                                     ----------      ----------
                                                    $  519,000      $  655,000
                                                     =========       =========

E.   EARNINGS (LOSS) PER LIMITED PARTNERSHIP INTEREST

     Earnings (loss) per limited partnership interest have been computed by dividing the aggregate limited partners' share of net income (loss) by the weighted average number of limited partnership interests outstanding during the period, 9,986,000 in 1999 and 1998, respectively.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Crop sales for the quarter ended March 31, 1999, were $8,000, compared to $74,000 for the same quarter in 1998. The quarterly decrease in crop revenue is attributed to picking 9,000 pounds of avocados this quarter compared to 124,000 the prior year's quarter ended March 31. Crop prices for the quarter ended March 31, 1999, averaged $.89 per pound compared to $.59 per pound in the same quarter in 1998. Avocado production in 1999 is budgeted at 160,000 pounds compared to 487,000 pounds in 1998. The crop estimate decrease results from fewer avocado trees due to property sales totaling 99 acres in 1998, leaving only 66 acres as of March 31.

Operating costs and expenses for the quarter ended March 31, 1999, decreased $34,000, from $88,000 to $54,000. Cultural care costs decreased $26,000 from $40,000 to $14,000. The reason for the decrease results from significantly reduced planted acreage and related pounds picked in 1999 compared to 1998.

Professional Services decreased $5,000 from $40,000 to $35,000. Other expenses decreased $3,000 from $8,000 to $5,000.

Other income increased $14,000 from $72,000 to $86,000. The increase is mainly attributed to recognizing deferred profit of $48,000 for the quarter ended March 31, 1999, compared to $25,000 the prior year. The early payoff of one note totaling $87,000 during the quarter ended March 31, 1999 accounted for $38,000 of the quarters deferred profit recognized. Interest income decreased as a result of a reduction of the average outstanding notes receivable this quarter compared to the prior year.

There were no sales in the quarter ended March 31, 1999. The marketing and sales program is actively underway for all of the remaining 7 parcels totaling 66 acres.

Liquidity and Capital Resources

As of March 31, 1999, the Partnership has cash reserves of approximately $597,000 to cover operating expenses and the small amount of remaining real estate development costs. This is expected to be sufficient to comply with the business plan.

PART II

OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     April 27, 1999            GREEN GOLD CONSOLIDATED,
                                    a California limited partnership
                                    (Registrant)

                                    By:  Economic Consultants,
                                         a California Partnership,
                                         General Partner

                                    By:  /s/Daniel Lee Stephenson
                                         Daniel Lee Stephenson,
                                         General Partner