Form 10-Q
period 1999-06-30
GREEN GOLD CONSOLIDATED
filed 1999-08-09
CIK 740124

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 1999
                                               OR

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

                          Yes [X]     No [ ]

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                           GREEN GOLD CONSOLIDATED
                     (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEET


                                               June 30,        September 30,
                                                  1999               1998
                                             (Unaudited)
                                              ---------        ------------
ASSETS

Assets:
     Cash and cash equivalents               $1,051,000           $1,204,000
     Notes receivable                           412,000              666,000
     Inventories of growing crops                 8,000                8,000
     Accrued interest receivable                 15,000               17,000
     Property held for sale                     437,000              655,000
     Other assets                                 5,000               17,000
                                             ----------           ----------
          TOTAL ASSETS                       $1,928,000           $2,567,000
                                              =========            =========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued
            liabilities                      $   53,000           $   49,000
                                             ----------           ----------

          TOTAL LIABILITIES                      53,000               49,000

     Partners' equity                         1,875,000            2,518,000
                                             ----------            ---------

          TOTAL LIABILITIES AND
          PARTNERS' EQUITY                   $1,928,000           $2,567,000
                                              =========            =========

See accompanying notes to financial statements

                                  GREEN GOLD CONSOLIDATED
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                                    For the Nine Months Ending
                                                            June 30,
                                                        1999          1998
                                                   -----------     ---------
CROP SALES                                         $   106,000     $  224,000

OPERATING COSTS AND EXPENSES:
     Cultural Care Costs                                65,000        125,000
     Professional services                             117,000        103,000
     Depreciation, property tax and other               32,000         74,000
                                                   -----------     ----------

          Total Operating Costs and Expenses           214,000        302,000

LOSS FROM OPERATIONS                                  (108,000)       (78,000)

OTHER INCOME:
     Realized gross profit                             211,000         45,000
     Interest income                                   134,000        135,000
     Gain on sale of property                           16,000            -0-
     Other income                                       12,000          7,000
                                                    ----------      ----------

NET INCOME                                         $   265,000     $  109,000
                                                   ===========     ==========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                               $    .0265      $   .0109
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
                                                   =========        =========

See accompanying notes to financial statements


                                   GREEN GOLD CONSOLIDATED
                              (A CALIFORNIA LIMITED PARTNERSHIP

                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                 For Three Months Ending
                                                        June 30,
                                                    1999            1998
                                              ----------         ---------
                                                                 < c>
CROP SALES                                    $   83,000         $ 114,000

     Cultural Care Costs                          29,000            45,000
     Professional Services                        27,000            25,000
     Depreciation, property tax and other         14,000            32,000
                                              ----------         ---------

         Total Operating Costs and Expenses       70,000           102,000

     INCOME FROM OPERATIONS                       13,000            12,000

     OTHER INCOME:
         Realized gross profit                    59,000            18,000
         Interest Income                          39,000            44,000
         Gain on sale of property                 16,000               -0-
         Other Income                              7,000               -0-
                                               ----------         ---------

     NET INCOME                               $  134,000         $  74,000
                                              ==========         =========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                          $    .0134         $   .0074
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
                                              =========          =========

See accompanying notes to financial statements

                            GREEN GOLD CONSOLIDATED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENT OF CASH FLOWS

               For the Nine Months Ended June 30, 1999 and 1998
                                  (Unaudited)


                                                       1999            1998
                                                   -----------     ----------
Cash flows from operating activities:

     Net income                                    $   265,000     $  109,000
     Adjustments to reconcile net income
     to net cash provided by operating activities:
          Deferred profit recognized                  (211,000)       (45,000)
          Changes in assets and liabilities:
             Decrease in interest receivables            2,000         11,000
             Decrease (increase) in other assets        13,000         (3,000)
             Increase (decrease) in accounts payable
              and accrued liabilities                    4,000         (2,000)
                                                    ------------     ----------

     Net cash provided by operating activities          73,000          70,000
                                                   ------------     ----------
Cash flows from investing activities:
     Collection on notes receivable                    546,000         243,000
     New notes receivable                             (191,000)            -0-
     Property sold                                     218,000             -0-
     Additions to deferred income from
       property sales                                  109,000             -0-
                                                   ------------      ----------
          Net cash provided by investing
            activities                                 682,000         243,000
                                                   ------------      ----------
Cash flows from financing activities:
     Distributions to limited partners                (900,000)      (320,000)
     Distributions to general partner                   (8,000)       (11,000)
                                                    -----------      ----------
          Net cash used by financing
            activities                                (908,000)      (331,000)
                                                    -----------      ----------

Net (decrease) in cash                                (153,000)       (18,000)

Cash at September 30                                 1,204,000        656,000
                                                     ---------       ---------

Cash at June 30                                     $1,051,000      $ 638,000
                                                     ==========      =========

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

C.   NOTES RECEIVABLE

     Notes receivable consist of the following as of:

                                                      June 30,    September 30,
                                                         1999           1998
                                                     ---------     -----------

          First trust deed notes                    $ 1,011,000     $ 1,317,000
          Accounts receivable                               -0-          75,000

          Less:
          Deferred profit on real estate sales         (500,000)       (627,000)
          Allowance for doubtful accounts               (99,000)        (99,000)
                                                     ----------      ---------
                                                    $   412,000     $   666,000
                                                     ==========      ==========

D.   PROPERTY

     Property is comprised of the following:
                                                      June 30,   September 30,
                                                         1999          1998

          Land                                      $  437,000      $  651,000
          Farm equipment                                52,000          81,000
          Trees                                        128,000         158,000
                                                     ---------       ---------
               Total                                   617,000         890,000

          Accumulated depreciation                    (180,000)       (235,000)
                                                     ----------      ----------
                                                    $  437,000      $  655,000
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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Crop sales for the quarter ended June 30, 1999, were $83,000, compared to $114,000 for the same quarter in 1998. The quarterly decrease in crop revenue is attributed to picking 64,000 pounds of avocados at an average price of $1.28 per pound this quarter compared to 140,000 at $.81 per pound the prior year's quarter ended June 30. The 1999 crop decreased as a result of fewer avocado trees due to property sales in 1998 and 1999 totaling 109 acres, leaving only 56 acres as of June 30, 1999.

Operating costs and expenses for the quarter ended June 30, 1999, decreased by $32,000, from $102,000 to $70,000. Cultural care costs decreased by $16,000 from $45,000 to $29,000. The reason for the decrease results from significantly reduced planted acreage and related pounds picked in 1999 compared to 1998.

Professional Services increased $2,000 from $25,000 to $27,000. The main reason for the increase was the cost of a revised property analysis by an appraiser. Other expenses decreased $18,000 from $32,000 to $14,000. The decline mainly results from a reduction in property taxes due to prior year property sales.

Other income increased $60,000 from $74,000 to $134,000. The increase is mainly attributed to recognizing deferred profit of $59,000 for the quarter ended June 30, 1999, compared to $18,000 the prior year. The early payoff of two notes totaling $194,000 during the quarter ended June 30, 1999 accounted for $57,000 of the quarter's $59,000 deferred profit recognized. Interest income decreased $5,000 during the quarter as a result of a reduction of the average outstanding notes receivable compared to the prior year. Other income increased $7,000 as a result of selling shares of Fruit Growers Lab (FGL) held by Green Gold back to FGL.

There was one ten acre parcel sold in the quarter ended June 30, 1999 for $111,000 cash. Cash offers totaling $214,000 have also been accepted and are expected to close next quarter on two other parcels (16 acres). The marketing and sales program is actively underway for the remaining 4 parcels (39 acres).

Green Gold Consolidated implemented a note discount program in an effort to convert outstanding notes into Partnership cash. All 13 existing note holders with balances totaling $1.2 million were contacted and offered discounts of 5% to 15% of the loan balance if they would retire their debt within 60-90 days. The discount percent varied based on the date of maturity of the loan and property appraised loan-to-value analysis. A total of $349,000 less $26,000 in discounts has been converted to cash through June as a result of the program. All remaining note holders have shown interest in participating in the program.


Liquidity and Capital Resources

As of June 30, 1999, the Partnership has cash reserves of approximately $1,004,000 to cover operating expenses and any other small amount of remaining real estate development costs. This is expected to be sufficient to comply with the business plan.

PART II

OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     August 6, 1999            GREEN GOLD CONSOLIDATED,
                                    a California limited partnership
                                    (Registrant)

                                    By:  Economic Consultants,
                                         a California Partnership,
                                         General Partner

                                    By:  /s/Daniel Lee Stephenson
                                         Daniel Lee Stephenson,
                                         General Partner