Form 10-K
period 1999-09-30
GREEN GOLD CONSOLIDATED
filed 1999-12-22
CIK 740124

FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [ X ]   Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the fiscal year ended September 30, 1999

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

In 1993 Consolidated completed the subdivision of its then remaining land, which was assigned to four tracts. Subdivision activity was undertaken to facilitate the sale of the remaining land, which as of September 30, 1999 consisted of approximately 50 acres.

Pursuant to the terms of of its Partnership Agreement (as defined below) Consolidated will dissolve on December 31, 1999. Upon dissolution, Consolidated will be in a winding up phase during which it will continue to market its remaining properties and notes receivable. Upon conversion of all its asset to cash, the satisfaction of all its liabilities, and the distribution of the net proceeds to its partners, Consolidated will be terminated.

Based on the above, the General Partner considers Consolidated principally to be in the business of selling property, rather than in the agricultural business.

Recent Sales Transactions

During the last three fiscal years Consolidated sold twelve parcels of property, together with the groves and all other improvements thereon, to unaffiliated parties. As set forth more fully in the following table, Consolidated received an aggregate consideration of approximately $1,268,000 for property sales, consisting of: (i) a cash down of $1,051,000; and (ii) promissory notes given to Consolidated in the amount of $217,000.


                                           Cash         Promissory Note
Date of Sale        Purchase Price       Received       to Consolidated

1999-1st Qtr.        $  143,000         $  50,000          $  93,000 (1)
1999-1st Qtr.           128,000            30,000             98,000 (2)
1999-3rd Qtr.           111,000           111,000                -0-
1999-4th Qtr.            96,000            96,000                -0-
                      ---------          --------           ---------
                        478,000           287,000            191,000
                      ---------          --------           ---------

1998-4th Qtr.            73,000            73,000                -0-
1998-4th Qtr.            85,000            59,000             26,000 (3)
1998-4th Qtr.            74,000            74,000                -0-
1998-4th Qtr.            89,000            89,000                -0-
1998-4th Qtr.            85,000            85,000                -0-
1998-4th Qtr. (4)       240,000           240,000                -0-
1998-4th Qtr.           144,000           144,000                -0-
                      ---------          --------           ---------
                        790,000           764,000             26,000
                      ---------          --------           ---------

    Totals          $ 1,268,000        $1,051,000           $217,000
                      =========         =========           =========

(1) Note paid in August 1999.
(2) Note paid in November 1999.
(3) Note paid in October 1998.
(4) Includes two parcels.

Farming Operations

As discussed in greater detail in this Item 1 and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Consolidated's principal business is considered to be the sale of its remaining land. However, pending consummation of the sale of all the remaining cultivated land (approximately 16 acres including approximately 1,600 trees as of September 30, 1999), Consolidated continues to engage in the production of avocados.

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

A.   Farm Management

Pursuant to an agreement dated January 1, 1985 and last amended on December 16, 1991, Agrispect, the farm manager, agreed to perform, manage and supervise agricultural operations on the Partnership's properties. The total amount paid to Agrispect for management fees and cultural care expenses during fiscal year 1999 was approximately $26,000. Effective January 1, 1993, Consolidated pays Agrispect a cultural care fee of $565 per acre per year, and reimbursement for all actual costs incurred. The extensive use of irrigation water is costly. Accordingly, the ultimate cost to Consolidated for cultural costs will depend in large part upon rainfall quantity and general climatic conditions throughout each year. In this regard, rainfall quantity at the properties was below normal in the 1997 crop year and above normal in 1998; however, the summer months were hotter than usual requiring significant irrigation. Rainfall was below normal in 1999.

B. 	Crop Production and Marketing

As indicated above, as of September 30, 1999 Consolidated owned approximately 34 uncultivated acres and approximately 16 acres planted to Hass variety avocado trees located in Rancho California.

Consolidated has consistently produced avocados on a per acre basis in excess of the average produced in the Rancho California area. During the 1999 crop year, Consolidated produced an average of approximately 4,700 pounds per acre, compared to the industry's average of 4,200 pounds per acre. Consolidated's greater than average production results from "state of the art" cultural care.

Consolidated's avocado crop is picked by independent contractors pursuant to standards established by the industry from year to year. Consolidated's crop for the 1999 crop year was picked by Agrispect and other contractors, at a total cost of approximately $18,000. The availability of labor in the vicinity of the properties is sufficient for the cultivation and harvest of Consolidated's crops. All labor costs are included in the payments to Consolidated's independent contractors, as Consolidated has no employees.

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

Manager is a California corporation whose sole shareholder is Neno N. Spondello, Jr. Mr. Spondello has been affiliated with certain purchasers of properties from Consolidated. As of September 30, 1999, all promissory notes received by Consolidated in connection with the sale of properties to such purchasers have been paid in full without discount.


Item 2.	PROPERTIES

As of December 20, 1999, Consolidated owns one parcel of land consisting of approximately 13 acres of uncultivated land. The property is located in the Rancho California area of Riverside County, California, between Los Angeles and San Diego. It is an established area for light industry, commercial activity and shopping, parks, residences, agriculture, thoroughbred farms and ranches. The property is in escrow to be sold.


Item 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings as of November 11, 1999.


Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

PART II


Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market Information

The Interests are not freely transferable and no market in the Interests has developed or is expected to develop.

Holders

As of November 11, 1999, a total of 2,157 persons (the "Limited Partners") held the Interests.

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

The following distributions of Cash Available for Distribution or Sale or Refinancing Proceeds were made by the Partnership during the two most recent fiscal years:

      Date of     Amount Dist. To     Amount Dist.        Amount Dist.
  Partner Dist.    Ltd. Partners        Per Unit       to General Partner

   Dec. 1997         $320,000            $0.032              $11,000
   Dec. 1998         $900,000            $0.090              $ 8,000


Item 6.  SELECTED FINANCIAL DATA

The following is selected financial data for the five years ended September 30, 1995 through 1999. Due to the nature of Consolidated's business operations, particularly the sales activities which have occurred during the last five years, the data is not comparable from year to year.

                        					     For the Years Ended September 30

                                1999        1998        1997        1996       1995
                                ----        ----        ----        ----       ----

Sale of property-gross        $478,000    $790,000     $ -0-      $ 70,000     $ -0-

Crop sales-gross              $174,000    $287,000     $312,000   $266,000     $285,000

Net income                    $670,000    $213,000     $242,000   $105,000     $214,000

Net income allocable to
  Limited Partners            $660,000    $208,000     $234,000   $ 99,000     $205,000

Net income per limited
   partnership unit           $0.07       $0.02        $0.02      $0.01        $0.02

Total assets               $2,328,000   $2,567,000   $2,685,000  $2,703,000  $3,020,000

Cash distributions per limited
    partnership unit          $0.090      $0.032       $0.025      $0.04       $0.03



For an explanation of some of the data included in the preceding table, see Item-5 - Market for Registrant's Common Equity and Related Stockholder Matters and Item-7 Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

General

Consolidated is a limited partnership which commenced active operations in June 1983. Since that date, Consolidated has operated its cultivated properties for the production of avocados. As of September 30, 1999, Consolidated owned approximately 16 acres of cultivated properties and 34 acres of uncultivated properties. As of December 20, 1999, it owned one parcel of approximately 13 uncultivated acres, which was in escrow to be sold.

By the terms of the Partnership Agreement, Consolidated is scheduled for termination by December 31, 1999. If the General Partner is unable to sell all remaining properties and notes receivable before the termination date, it will proceed in an orderly manner to wind-up the affairs of the Partnership. Consolidated will then distribute the proceeds thereof to the Limited Partners in liquidation of their Interests.

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

Notes Receivable

As of September 30, 1999, Consolidated held 5 notes receivable in the amount of $432,000 (before reduction for deferred profit and an allowance for doubtful accounts in the aggregate amount of $192,000). The notes receivable bear interest at rates ranging from 10% to 11% per annum and mature at varying dates through February 2006. Four notes receivable have maturity dates beyond the expiration of Consolidated's term. The aggregate principal amounts of these notes is approximately $383,000. As of December 20, 1999, one of the five notes had been retired at the full amount and one at a discount. Negotiations for retiring the remaining three notes continue.

Consolidated has no notes in default as of December 20, 1999. If Consolidated would have any defaults on the three remaining notes, the property would be foreclosed upon and again offered for sale at the best price obtainable. Consolidated does not anticipate incurring any loss on such event based on the appraised equity position. As a result, the established allowance for doubtful accounts, which, as of September 30, 1999 is in the amount of $34,000, is considered adequate.

Consolidated implemented a note discount program with the objective of providing an incentive for the borrowers to payoff their notes. Each note holder was offered a discount % based on the loan-to-value or appraised equity and maturity date of the loan. During the year, ten borrowers paid $871,000 to retire their notes and received discounts totaling $82,000. Consolidated expects the three remaining borrowers will participate in the discount program during 2000.

Sales of Properties

Consolidated completed the subdivision of its properties in 1993. Through the date hereof Consolidated actively marketed its lots for sale as individual home sites.

There were sales of four parcels totaling approximately 46 acres in 1999. The sale amount for these parcels totaled $478,000, consisting of $287,000 cash proceeds and two notes for $191,000. One of the these notes was paid-off in August 1999, and the other in November 1999. There were sales of eight parcels totaling approximately 69 acres in 1998. The sale amount of these parcels totaled $790,000, consisting of $764,000 cash proceeds and one note for $26,000 due in October 1998 which was paid. There were no property sales in 1997.

Based on the General Partner's understanding of sales activity for comparable properties in the Rancho California area, the General Partner expects that Consolidated will sell the last remaining parcel prior to dissolution of Consolidated and that Consolidated will likely receive all cash compensation. However, no assurance can be given that Consolidated will be able to sell its remaining property on the preceding terms or at a profit.

Avocado Operations; Cultural Care Costs

Consolidated's avocado production generally is in excess of the average production of the Rancho California area.

Consolidated's gross revenues from crop sales decreased 8.0% from 1997 to 1998 (from $312,000 to $287,000). Gross revenues from crop sales decreased 39.4% from 1998 to 1999 (from $287,000 to $174,000). The decrease of $25,000 from
1997 to 1998 results from the combined effect of a $.06 per pound price increase and a decrease of 62,000 pounds picked (416,000 to 354,000). The decrease of $113,000 from 1998 to 1999 results from the combined effect of a $.62 per pound increase and a decrease of 232,000 pounds picked (354,000 to 122,000). The main reason for the decline of pounds picked is due to property sales. Crop production also fluctuates due to weather conditions including rain, wind and normal tree cycles. In December, 1997 the Rancho California area realized winds of up to 50 miles per hour resulting in fruit losses that ranged from 5% to 40% for growers in the area. Consolidated's groves may have realized an average crop loss of 15% to 20% from these winds. The exact amount is difficult to determine. Consolidated's average pounds per acre were 7,400, 5,800 and 4,700 in 1997, 1998 and 1999, respectively.

Cultural care costs decreased 14.0% from 1997 to 1998 (from $228,000 to $196,000). Cultural care costs decreased 49.5% from 1998 to 1999 (from $196,000
to $99,000).   The decrease from 1997 to 1998 was primarily a result of
significantly reduced water costs ($32,000) resulting from heavy rains in 1998. The decrease from 1998 to 1999 resulted from fewer cultivated acres and pounds picked as a result of property sales.

Professional Services

Professional services costs remained the same in 1997 and 1998 ($27,000).
The costs increased 11.1% from 1998 to 1999 (from $27,000 to $30,000) The majority of the increase in 1999 resulted from appraisal costs related to the note discount program.

Management Services

Management services costs increased 9.8% from 1997 to 1998 (from $82,000 to $90,000). These costs increased by 12.2% from 1998 to 1999 (from $90,000 to $101,000). Management fees are determined as a function of gross Partnership cash receipts. The components of cash receipts are (i) cash received on sale of property, (ii) cash received on sale of crops, (iii) cash principal payments made on notes receivable, and (iv) cash interest payments made on notes receivable. Management fees are expected to decrease 20% in 2000.

Property Taxes

Property taxes increased 27.3% from 1997 to 1998 (from $44,000 to $56,000). These costs decreased 58.9% from 1998 to 1999 (from $56,000 to $23,000). The increase in 1998 mainly results from payment of delinquent taxes on one foreclosed property. Property taxes declined in 1999 as a result of property sales.

Other Operating Expenses

Other operating expenses increased 4.5% from 1997 to 1998 (from $22,000 to $23,000). These expenses decreased 34.8% from 1998 to 1999 (from $23,000 to $15,000). The 1998 costs included approximately $5,000 related to a foreclosure. These costs are expected to remain at 1999 levels in 2000.

Investor Services

Investor services costs increased 35.7% from 1997 to 1998 (from $14,000 to $19,000). These costs increased 10.5% from 1998 to 1999 (from $19,000 to $21,000). The increase mainly results from computer system upgrades.

Other Financial Information

The Manager has investigated its computer hardware and software and, based on such investigations, does not anticipate any potential Year 2000 problem with respect thereto. The Manager has not investigated and does not know whether any Year 2000 problems may arise with respect to Consolidated's other third party vendors and service providers. As indicated above, it is possible that Consolidated will have sold all its assets (including its real properties and and notes receivable) and have been terminated by December 31, 1999. If not, and if significant third party vendors or service providers such as utility providers and banks, among others) have Year 2000 problems, the ability of Consolidated to conduct business would be compromised. No contingency plans have been developed in this regard.


Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable


Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements which follow.

Report of Independent Accountants




To the General and Limited Partners of Green Gold Consolidated

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) present fairly, in all material respects, the financial position of Green Gold Consolidated at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjuction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and finacial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

San Diego, California
November 11, 1999


GREEN GOLD CONSOLIDATED
(A California Limited Partnership)
Balance Sheet

                                    									        September 30,

                                                 1999               1998
Assets

Cash and cash equivalents                   $1,693,000          $  777,000
Short-term investments                               -             427,000
Notes and accounts receivable, net             240,000             666,000
Accrued interest receivable                      8,000              17,000
Inventories of growing crops                         -               8,000
Property held for sale                         384,000             655,000
Other assets                                     3,000              17,000
                                            ----------          ----------
                                            $2,328,000          $2,567,000
                                            ==========          ==========

Liabilities and Partners' Equity (Deficit)

Accounts payable                            $    5,000          $   10,000
Accrued liabilities                             43,000              39,000
                                            ----------          ----------
                                                48,000              49,000
                                            ----------          ----------
Partners' equity (deficit):

General partner's                             (274,000)           (276,000)
Limited partners'                            2,554,000           2,794,000
                                            ----------          ----------
                                             2,280,000           2,518,000
                                            ----------          ----------

                                            $2,328,000          $2,567,000
                                            ==========          ==========



The accompanying notes are an integral part of these financial statements.


GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Statement of Operations

                                                 Year ended September 30,

                                            1999          1998          1997
Revenues:
   Sales of property held for sale      $  478,000    $  790,000             -
   Profit deferred on sales of property
     held for sale                        (110,000)            -             -
   Recognition of deferred profit          562,000        53,000     $  145,000
   Crop sales                              174,000       287,000        312,000
                                         ---------      --------      ---------
                                         1,104,000      1,130,000       457,000
                                         ---------      --------      ---------
Costs and expenses:
   Cost of property sold                    320,000       678,000              -
   Cultural care costs - tree crops          99,000       196,000        228,000
   Professional services                     30,000        27,000         27,000
   Management services                      101,000        90,000         82,000
   Property taxes                            23,000        56,000         44,000
   Other operating expenses                  15,000        23,000         22,000
   Investor services                         21,000        19,000         14,000
                                          ---------      --------       --------
                                            609,000      1,089,000       417,000
                                          ---------      --------       --------
  Income from operations                    495,000        41,000         40,000
                                          ---------      --------       --------
Other income:
   Interest income                          163,000       165,000        194,000
   Other income                              12,000         7,000          8,000
                                          ---------      --------       --------
                                            175,000       172,000        202,000
                                          ---------      --------       --------

Net income                               $  670,000    $  213,000     $  242,000
                                          =========      ========       ========

Net income allocable to general partner   $  10,000    $    5,000     $    8,000
                                           ========     =========       ========

Net income allocable to limited partners  $ 660,000    $  208,000      $ 234,000
                                           ========     =========       ========

Net income per limited partnership unit      $0.07         $0.02          $0.02
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

GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Statement of Changes in Partners' Equity (Deficit)



                                       General           Limited
                                       Partner          Partners             Total

                                                       c>
Partners' equity (deficit) at
September 30, 1996                   $(268,000)        $2,922,000        $2,654,000

Distributions                          (10,000)          (250,000)         (260,000)

Net income                               8,000            234,000           242,000
                                      ---------         ---------         ----------
Partners' equity (deficit) at
September 30, 1997                    (270,000)         2,906,000         2,636,000

Distributions                          (11,000)          (320,000)         (331,000)

Net income                               5,000            208,000           213,000
                                       --------         ---------         ----------
Partners' equity (deficit) at
September 30, 1998                    (276,000)         2,794,000         2,518,000

Distributions                           (8,000)         (900,000)          (908,000)

Net income                              10,000           660,000            670,000
                                       --------         ---------         ---------
Partners'equity (deficit) at
September 30, 1999                    $(274,000)       $2,554,000        $2,280,000
                                       ========         =========         =========


The accompanying notes are an integral part of these financial statements.


GREEN GOLD CONSOLIDATED
(A California Limited Partnership)

Statement of Cash Flows


                                   				           Year ended September 30,

                                             1999           1998           1997
Cash flows from operating activities
  Net income                              $ 670,000      $ 213,000       $ 242,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Gain on sales of property            (48,000)      (112,000)              -
       Recognition of deferred profit      (562,000)       (53,000)       (145,000)
       Changes in assets and liabilities
         Accrued interest receivable          9,000         15,000           6,000
         Inventories of growing crops         8,000          7,000               -
         Other assets                        14,000         (1,000)          5,000
         Accounts payable                    (5,000)        (5,000)          4,000
         Accrued liabilities                  4,000          5,000          (4,000)
                                            --------        -------        --------
       Net cash provided by operating
         activities                          90,000         69,000         108,000
                                            --------       --------        --------
Cash flows from investing activities:
  Collections on notes and accounts
       receivable, net                    1,069,000         259,000         217,000
  Sales of short-term investments           427,000         210,000               -
  Purchases of short-term investments             -        (427,000)       (210,000)
  Sales of property held for sale           238,000         600,000               -
  Additions to property held for sale             -         (49,000)              -
                                           --------       ---------        --------
       Net cash provided by investing
         activities                       1,734,000         593,000           7,000
                                          ----------      ---------        --------

Cash flows from financing activities:
  Distributions to general partner           (8,000)       (11,000)        (10,000)
  Distributions to limited partners        (900,000)      (320,000)       (250,000)
                                           ---------      ---------       --------
       Net cash used in financing
         activities                        (908,000)      (331,000)       (260,000)
                                           ---------      ---------       ---------

Net increase (decrease) in cash and
  cash equivalents                          916,000        331,000       (145,000)

Cash and cash equivalents at beginning
  of year                                   777,000        446,000         591,000
                                           --------       ---------       ---------

Cash and cash equivalents at end of year $1,693,000      $ 777,000       $ 446,000
                                         ==========      =========       =========


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

The Partnership is involved in the development and sale of real estate. Real estate markets are cyclical in nature, accordingly, the Partnership's ability to realize its assets is dependent upon market conditions. All of the Partnership's assets are located within the Inland Empire submarket of the Southern California region. Consequently, the carrying value of the Partnership's real estate ($384,000) and the collectibility of any notes receivable, collateralized by real estate ($240,000), may be affected by the economic strength of the real estate industry in Southern California.

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

The Partnership is in the process of selling the remaining parcels of land and collecting the outstanding notes receivable. As of September 30, 1999. the Partnership has five parcels of land and five notes receivable. Dissolution of the Partnership will occur upon liquidation of the above assets. Management has estimated the final selling and collecting will occur within fiscal year 2000.


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

Cash and cash equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents include $1,583,000 and $504,000 of certificates of deposit at September 30, 1999 and 1998, respectively.

Short-term investments

At September 30, 1998, the Partnership held investments in U.S. Government and agency securities with maturities of one year or less in the aggregate amount of $427,000. Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Partnership has recorded these securities at fair value as it has designated them as "available for sale." The amount of unrealized gain or loss at September 30, 1998 was not material.

Inventories

Inventories of growing crops are valued at the lower of cost or market under the first-in, first-out (FIFO) method. Cost is defined as cultural care costs related to the growing crops.

Property held for sale

Property held for sale is recorded at the lower of carrying amount or fair value less cost to sell. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an assets may not be recoverable. An impairment loss would be recognized when the estimated future cash flows is less than the carrying amount of the asset. No impairment losses have been identified by the Partnership.

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

At September 30, 1999 and 1998, Partners' equity on the tax basis exceeded Partners' equity on the financial reporting basis by approximately $265,000 and $541,000, respectively. Additionally, the Partnership reported taxable income of $445,000 and $215,000 for the tax years ended December 31, 1998 and 1997, respectively.

Profit recognition on real estate sales

Revenue from the sale of real estate is recognized at the close of escrow when title has passed, minimum down payment requirements are met, and the Partnership is relieved of any requirements for continued involvement with the property, thus allowing recognition of profits using the full accrual method of accounting in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." Until such time as profit can be recognized under the full accrual method, the installment sales method is used.

Recognition of crop sales revenue

Revenue from the sale of crops is recognized when crops are harvested and sold. All of the Partnership's crop sales were made to one customer for the year ended September 30, 1999, two customers for the year ended September 30, 1998 and three customers for the year ended September 30, 1997.

Net income per limited partnership unit

Net income per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the year and the limited partners' allocable share of net income.

Impaired notes receivable

Impaired notes are measured based on the present value of expected future cash flows discounted at the notes' effective interest rate. At September 30, 1999, there are no impaired notes.

Comprehensive Income

Effective October 1, 1998, the Partnership adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. During the years ended September 30, 1999, 1998 and 1997, the Partnership did not have any components of comprehensive income.

Segment Information

Effective October 1, 1998, the Partnership adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. This statement requires disclosure of certain information about the Partnership's operating segments, products, geographic areas in which it operates and its major customers. This statement also allows a Partnership to aggregate similar segments for reporting purposes. Management has determined that its operations can be aggregated into one reportable segment. Additionally, as the Partnership operates within the U.S. no segment disclosures have been included in the accompanying notes to the financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership's management agreement with LPIC and Mr. Neno Spondello, Jr. requires that LPIC manage, market and provide property management services for the Partnership's properties. The agreement provides for a management fee equal to 2% of gross partnership receipts and reimbursement of certain administrative expenses incurred while managing the properties. Fees and costs reimbursed under this agreement totaled $101,000, $90,000 and $82,000 for the years ended September 30, 1999, 1998, and 1997, respectively.

During fiscal 1999, affiliates of the General Partner received real estate commissions totaling $6,400 related to sales of properties.

NOTE 4 - NOTES RECEIVABLE

         			                                         September 30,
                                                1999               1998
First trust deed notes                     $   432,000         $ 1,317,000
Accounts receivable                                -0-              75,000
                                             ---------          ----------
                                               432,000           1,392,000
Less:
   Deferred profit on real estate sales       (158,000)           (627,000)
   Allowance for doubtful accounts             (34,000)            (99,000)
                                            ----------          ----------
                                           $   240,000         $   666,000
                                            ===========         ===========

Notes and accounts receivable result from sales of Partnership properties. The notes receivable bear interest at rates ranging from 10 percent to 11 percent and mature at various dates through February 2006. The accounts receivable were due from escrow at September 30, 1998 and were entirely received in October, 1998.

During fiscal 1999, management reduced its estimate for the allowance for doubtful accounts to $34,000. The reduction of the provision has been included in recognition of deferred profit of $562,000 for the year ended September 30, 1999.

NOTE 5 - PROPERTY HELD FOR SALE

   			                                        September 30,
                                        1999                 1998
Land                               $   384,000            $ 651,000
Improvements                            48,000               81,000
Trees                                  118,000              158,000
                                    ----------            ---------
                                       550,000              890,000
Less accumulated depreciation
                                      (166,000)            (235,000)
                                     ----------           ----------

                                   $   384,000            $ 655,000
                                    ===========           =========


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION


                                                          September 30,
                                                       1999           1998
Schedule of non-cash investing and
   financing activities:

     Sales price of real estate                   $  478,000       $ 790,000
     Closing costs                                   (49,000)        (89,000)
     Notes and accounts receivable                  (191,000)       (101,000)
                                                    --------        --------
   Net cash proceeds from sales of real estate    $  238,000       $ 600,000
                                                   ==========       =========


No cash was paid for interest or income taxes during the years ended September 30, 1999, 1998 and 1997.

NOTE 7 - SUBSEQUENT EVENT

On November 10, 1999, a $1,200,000 cash distribution to the Limited Partners was approved by the Management Committee to be paid in December 1999. On
November 9, 1999, a $9,000 cash distribution to the General Partner was made.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

PART III


Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Economic Consultants, the General Partner, is a California general partnership composed of Daniel Lee Stephenson and Tom A. Leevers, as managing general partners, and the spouse of Mr. Leevers.

Daniel L. Stephenson, age 56, Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation ("Rancon") founded Rancon in 1971 for the purpose of establishing Rancon as a commerical, industrial and residential property syndication,
development and brokerage concern.   Mr. Stephenson is also the general partner
of various partnerships sponsored by Rancon.

Mr. Stephenson is a graduate of the University of Southern California (B.S.,
Finance and Real Estate, 1966).  He was	awarded a Certificate of Completion of
the Exeuctive Program for Small Companies by the Graduate School of Business of Stanford University (1981), and a Certificate of Completion of the Smaller Company Management Program, Series I and II, by the Graduate School of Business, Harvard University (1990). He is a licensed real estate broker and a National Association of Securities Dealers, Inc. registered principal.

Tom A. Leevers, age 56, has been President of Countryside Realty, a real estate brokerage firm incorporated in California, since its organization in 1981. He was a principal shareholder and Executive Vice President of Rancon from 1971 to 1981. Mr. Leevers is a graduate of California State University at Long Beach
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

Consolidated has no executive officers.

The General Partner has a 6.5% interest in all distributions of Cash Available for Distribution. During the fiscal year ended September 30, 1999 the General Partner received distributions of Cash Available for Distribution in the amounts of $8,000. The General Partner is also entitled to receive 6.5% of distributions from Sale or Refinancing Proceeds, but only after payment to the Limited Partners of an amount equal to 100% of their Carried Capital Contribution and a return thereon as discussed in Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. As of the date hereof, the General Partner has not received and is not expected to ever receive any distributions of Sale or Refinancing Proceeds.

The General Partner and its affiliates may perform real estate brokerage services for Consolidated in connection with the sale of property by Consolidated; provided that the aggregate compensation therefore to the General Partner or its affiliates and to any independent broker participating in such transaction with the General Partner or its affiliates shall not exceed the lesser of (i) the compensation customarily charged in arm's-length transactions by other rendering similar services as an ongoing public activity in the same geographic location and for comparable property or (ii) 5% of the gross sales price of each property.

For a discussion of Consolidated's agreement with the Manager respecting partnership management services, see Item 1 - Business. Pursuant to this arrangement, the Manager received $101,000 for the fiscal year ended September 30, 1999.


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

		Included in Part II of this report:

		Report of Independent Accountants

		Balance Sheets at September 30, 1999 and 1998

		Statements of Operations for the Years Ended September 30, 1999, 1998 and 1997

		Statements of Changes in Partners' Equity (Deficit) for the Years Ended
  September 30, 1999, 1998 and 1997

		Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997

		Notes to Financial Statements

	(2)	Financial Statement Schedules

		Included in Part IV of this report:

		Schedule II - Valuation and Qualifying Accounts & Reserves for the Year Ended September 30, 1999

		Schedule III - Real Estate and Accumulated Depreciation -
  September 30, 1999

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


Date:  December 22, 1999 	          GREEN GOLD CONSOLIDATED

                               					By:	 ECONOMIC CONSULTANTS,
                                 						 	General Partner


                             							By:		Daniel Lee Stephenson,
                                 								General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE						                  CAPACITY

                                 Dec. 22, 1999

DANIEL LEE STEPHENSON			         Principal executive officer,
                          							principal financial officer,
                          							principal accounting officer and
                          							General Partner of Economic
                           						Consultants

SCHEDULE II

GREEN GOLD CONSOLIDATED
(A CALIFORNIA LIMITED PARTNERSHIP)


Valuation and Qualifying Accounts and Reserves
For the Three Year Period Ended September 30, 1999



                                                    Allowance
       Date                                   for Doubtful Accounts
   -------------                              ---------------------
   Balance, September 30, 1996                       $ 99,000
            Provision                                       -
            Write-off                                       -
            Recovery                                        -
            Change in estimate                              -
                                                     --------
   Balance, September 30, 1997                       $ 99,000
            Provision                                       -
            Write-off                                       -
            Recovery                                        -
            Change in estimate                              -
                                                     --------
   Balance, September 30, 1998                       $ 99,000
            Provision                                       -
            Write-off                                       -
            Recovery                                        -
            Change in estimate                        (65,000)
                                                     --------

   Balance, September 30, 1999                       $ 34,000
                                                     --------


SCHEDULE III

GREEN GOLD CONSOLIDATED
(A CALIFORNIA LIMITED PARTNERSHIP)


Real Estate and Accumulated Depreciation
September 30, 1999
(In thousands)

                                                                   Cost Capitalized
                                      Initial Cost to                Subsequent to
                                        Partnership                   Acquisition
                                 ------------------------      ------------------------
                                               Trees &            Land        Carrying
 Description       Encumbrances     Land     Improvements     Improvements        Cost

Unimproved land:
  Riverside Co.,
  California:

   1&2/24248            -0-           73         71                115           115
    21 acres

    1/24249             -0-           16         14                 27            27
    5 acres

  1&3/24867             -0-           21         81                132           132
   24 acres
                     --------      -------     -----             ------         -----
                      $ -0-        $ 110      $ 166             $  274         $ 274
                     --------      -------     ------            ------         -----

                                 Gross Amount Carried
                                  at Sept. 30, 1999
                        --------------------------------
                                                                                Date                      Life
                                   Trees &                   Accumulated    Construction     Date      Depreciated
  Description           Land     Improvements      Total     Depreciation      Began       Acquired       Over


  1&2/24248               188          71            259            71            N/A         12/74      5-22 yrs

    1/24249                43          14             57            14            N/A          3/85      5-22 yrs

  1&3/24867               153          81            234            81            N/A         11/86      5-22 yrs

                        -----       ------         ------        ------
                       $  384       $ 166         $  550         $ 166
                        -----        -----         ------         -----


Notes to Schedule III

Green Gold Consolidated
(A California Limited Partnership)


Real Estate and Accumulated Depreciation
(In thousands)

Reconciliation of gross amount at which real estate was carried:

                                                   Year ended September 30,
                                              1999          1998         1997

INVESTMENT IN REAL ESTATE
   Balance at beginning of period           $   890        $ 1,586       $ 1,586
     Additions during period:
       Land improvements, etc.                                  85
     Sales during period                       (340)          (781)
                                             -------        -------        ------
   Balance at end of period                 $   550        $   890        $ 1,586
                                             -------        -------        ------

 ACCUMULATED DEPRECIATION
   Balance at beginning of period           $   235        $   427        $   427
   Sales during period                          (69)          (192)
  Additions charged to costs and expenses
                                             -------        -------        ------
   Balance at end of period                 $   166        $   235        $   427
                                             -------        -------        ------