Form 10-Q
period 1999-12-31
GREEN GOLD CONSOLIDATED
filed 2000-02-11
CIK 740124

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

                          Yes [X]     No [ ]

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                           GREEN GOLD CONSOLIDATED
                     (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEET


                                             December 31,        September 30,
                                                   1999               1999
                                             (Unaudited)
                                              ---------          ------------
ASSETS

Assets:
     Cash and cash equivalents               $  993,000           $1,693,000
     Notes receivable, net                      112,000              240,000
     Accrued interest receivable                  6,000                8,000
     Property held for sale                      81,000              384,000
     Other assets                                 2,000                3,000
                                             ----------           ----------
          TOTAL ASSETS                       $1,194,000           $2,328,000
                                              =========            =========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued
            liabilities                      $   70,000           $   48,000
                                             ----------           ----------

          TOTAL LIABILITIES                      70,000               48,000

     Partners' equity                         1,124,000            2,280,000
                                             ----------            ---------

          TOTAL LIABILITIES AND
          PARTNERS' EQUITY                   $1,194,000           $2,328,000
                                              =========            =========

See accompanying notes to financial statements

                                  GREEN GOLD CONSOLIDATED
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                                   For the Three Months Ending
                                                          December 31,
                                                        1999           1998
                                                   -----------     ---------
Revenues:
     Recognition of deferred profit                $    11,000      $  104,000
     Income from property sales                         81,000             -0-
     Crop sales                                            -0-          15,000
                                                    ----------       ---------
                                                        92,000         119,000
                                                    ----------       ---------
Costs and expenses:
     Cultural care costs - tree cops                     4,000          21,000
     Professional services                              23,000          22,000
     Management services                                29,000          26,000
     Property taxes                                      4,000          13,000
     Other operating expenses                            4,000           2,000
     Investor services                                   3,000           5,000
                                                   -----------       ---------
                                                        67,000          89,000
                                                   -----------       ---------

     Income (loss) from operations                      25,000          30,000

Other income:
     Interest income                                    28,000          58,000
     Other income                                          -0-           3,000
                                                    ----------       ---------
                                                        28,000          61,000
                                                    ----------       ---------

Net income (loss)                                  $    53,000      $   91,000
                                                   ============      ==========

Net income (loss) per limited
partnership interest                               $     .005       $    .009
                                                   ===========       =========

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
                                                   =========        =========

See accompanying notes to financial statements

                            GREEN GOLD CONSOLIDATED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                   For the Three Months Ending
                                                          December 31,
                                                       1999            1998
                                                   -----------     ----------
Cash flows from operating activities:

     Net income (loss)                             $    53,000      $  91,000
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
          Deferred profit recognized                   (11,000)      (104,000)
          Changes in assets and liabilities:
               Decrease (increase) in receivables        2,000         (7,000)
               Decrease in other assets                  1,000         12,000
               Increase in accounts payable
                and accrued liabilities                 22,000          4,000
                                                   ------------     ----------

     Net cash used by operating activities              67,000         (4,000)
                                                   ------------     ----------
Cash flows from investing activities:
     Collection on notes receivable                    139,000        202,000
     Increase in notes receivable                          -0-       (261,000)
     Sales of property                                 303,000        136,000
     Additions to deferred income
         from property sales                               -0-        109,000
                                                   ------------      ----------
          Net cash provided by investing
            activities                                 442,000        186,000
                                                   ------------       ---------
Cash flows from financing activities:
     Distributions to limited partners              (1,200,000)      (900,000)
     Distributions to general partner                   (9,000)        (8,000)
                                                    -----------      ----------
          Net cash provided by financing
            activities                              (1,209,000)      (908,000)

 Net decrease in cash                                 (700,000)     (726,000)

Cash at September 30                                 1,693,000      1,204,000
                                                     ---------      ---------

Cash at December 31                                 $  993,000      $ 478,000
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

     The combination of the twelve partnerships into one partnership was treated as a reorganization of entities under common control, accounted for similar to a (pooling of interest).

C.   NOTES RECEIVABLE

     Notes receivable consist of the following as of:

                                                    December 31,   September 30,
                                                         1999          1999
                                                     ---------     -----------

          First trust deed notes                     $ 285,000     $  432,000

          Less:
          Deferred profit on real estate sales        (139,000)      (158,000)
          Allowance for doubtful accounts              (34,000)       (34,000)
                                                     ----------      ---------
                                                    $  112,000      $ 240,000
                                                     ==========      ==========

D.   PROPERTY

     Property is comprised of the following:
                                                   December 31,   September 30,
                                                         1999          1999

          Land                                      $   81,000      $  384,000
          Farm equipment                                10,000          48,000
          Trees                                            -0-         118,000
                                                     ---------       ---------
               Total                                    91,000         550,000

          Accumulated depreciation                     (10,000)       (166,000)
                                                     ----------      ----------
                                                    $   81,000      $  384,000
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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Partnership is in a winding up phase. As of December 31, 1999, Green Gold has three notes all collaterized by property in Temecula with a total balance of $286,000 and one remaining 13 acre parcel valued at about $81,000. The objective is to obtain payoffs on the notes, sell the last parcel and distribute the remaining cash to the partners in 2000.

Recognition of deferred profit for the quarter ended December 31, 1999 decreased $93,000 (from $104,000 to $11,000) compared to the quarter ended December 31, 1998. Deferred profit in 1998 includes $61,000 recognized from an early loan payoff and $35,000 from installment sales that occurred in December 1998. Income from three cash property sales was $81,000 in the quarter ended December 1999. Avocado crops sales decreased $15,000 (from $15,000 to $0). There are no avocado trees on the last remaining 13 acre parcel.

Culture care costs decreased $17,000 for the quarter ended December 31, 1999 (from $21,000 to $4,000) compared to the quarter ended December 31, 1998. The decrease is from reduced avocado tree acreage resulting from property sales. There will be no further culture care costs. Professional services increased $1,000 (from $22,000 to $23,000) compared to the same quarter in the previous year. Management services increased $3,000 (from $26,000 to $29,000) compared to the same quarter in the previous year. The increase results from payments to the Manager, per the terms of the management agreement, 2% of the gross Partnership cash receipts. Property taxes decreased $9,000 (from $13,000 to $4,000) compared to the same quarter in the previous year. The decrease is from the impact of fewer parcels as a result of property sales. Other operating expenses increased $2,000 (from $2,000 to $4,000) compared to the same quarter in the previous year. The 1998 totals include the effects of about $2,000 in foreclosure cost reimbursements.

Interest income decreased $30,000 for the quarter ended December 31, 1999 (from $58,000 to $28,000) compared to the quarter ended December 31, 1998. The decrease results from a reduction in outstanding notes receivable of $1,096,000 from $1,381,000 in December 1998 to $285,000 in December 1999.

Liquidity and Capital Resources

As of December 31, 1999, the Partnership has cash reserves of approximately $942,000 to cover operating expenses and any small amount real estate sales costs that may arise. This is expected to be sufficient to comply with the business plan.

PART II

OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     February 11, 2000         GREEN GOLD CONSOLIDATED,
                                    a California limited partnership
                                    (Registrant)


                                    By:   /s/Daniel Lee Stephenson
                                          Daniel Lee Stephenson,
                                          General Partner