Form 10-Q
period 2000-03-31
GREEN GOLD CONSOLIDATED
filed 2000-05-15
CIK 740124

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 2000
                                               OR

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

                          Yes [X]     No [ ]

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                           GREEN GOLD CONSOLIDATED
                     (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEET


                                              March 31,        September 30,
                                                  2000               1999
                                             (Unaudited)
                                              ---------        ------------
ASSETS

Assets:
     Cash and cash equivalents               $1,132,000           $1,693,000
     Notes receivable                            50,000              240,000
     Accrued interest receivable                  6,000                8,000
     Property held for sale                         -0-              384,000
     Other assets                                 4,000                3,000
                                             ----------           ----------
          TOTAL ASSETS                       $1,192,000           $2,328,000
                                              =========            =========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued
            liabilities                      $   54,000           $   48,000
                                             ----------           ----------

          TOTAL LIABILITIES                      54,000               48,000

     Partners' equity                         1,138,000            2,280,000
                                             ----------            ---------

          TOTAL LIABILITIES AND
          PARTNERS' EQUITY                   $1,192,000           $2,328,000
                                              =========            =========

See accompanying notes to financial statements

                                  GREEN GOLD CONSOLIDATED
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                                    For the Six Months Ended
                                                            March 31,
                                                        2000          1999
                                                   -----------     ---------
REVENUES
     Recognition of deferred profit                $    65,000     $  152,000
     Sales on property held for sale                   451,000            -0-
     Crop sales                                            -0-         23,000
                                                   -----------     ----------
                                                       516,000        175,000

COSTS AND EXPENSES
     Cost of property sold                             384,000            -0-
     Cultural care costs                                 4,000         35,000
     Professional services                              92,000         88,000
     Depreciation, property tax and other               14,000         20,000
                                                   -----------     ----------

                                                       494,000        143,000

INCOME FROM OPERATIONS                                  22,000         32,000

OTHER INCOME
     Interest income                                    44,000         95,000
     Other income                                          -0-          4,000
                                                    ----------      ----------

NET INCOME                                         $    66,000     $  131,000
                                                   ===========     ==========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                               $    .0066      $   .0131
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
                                                   =========        =========

See accompanying notes to financial statements


                                   GREEN GOLD CONSOLIDATED
                              (A CALIFORNIA LIMITED PARTNERSHIP

                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                 For Three Months Ended
                                                        March 31,
                                                   2000            1999
                                              ----------         ---------
                                                                 < c>
REVENUES
     Sales of property held for sale          $   75,000         $     -0-
     Recognition of deferred profit               54,000            48,000
     Crop sales                                      -0-             8,000
                                               ----------         ---------
                                                 129,000            56,000

COSTS AND EXPENSES
     Cost of property sold                        89,000               -0-
     Cultural care costs                             -0-            14,000
     Professional services                        36,000            35,000
     Depreciation, property tax and other          7,000             5,000
                                              ----------         ---------

                                                 132,000            54,000

     INCOME (LOSS) FROM OPERATIONS                (3,000)            2,000

     OTHER INCOME
         Interest income                          16,000            37,000
         Other income                                -0-             1,000
                                               ----------         ---------

     NET INCOME                               $   13,000         $  40,000
                                              ==========         =========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                          $    .0013         $   .0040
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
                                              =========          =========

See accompanying notes to financial statements

                            GREEN GOLD CONSOLIDATED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENT OF CASH FLOWS

               For the Six Months Ended March 31, 2000 and 1999
                                  (Unaudited)


                                                     March 31,      March 31,
                                                       2000            1999
                                                   -----------     ----------
Cash flows from operating activities:

     Net income                                    $    66,000     $  131,000
     Adjustments to reconcile net income
     to net cash provided by operating activities:
          Gain on sales of property                    (86,000)       (35,000)
          Recognition of deferred profit               (67,000)      (117,000)
          Changes in assets and liabilities:
             Decrease in interest receivables            2,000          1,000
             Decrease in other assets                      -0-          7,000
             Increase in accounts payable
              and accrued liabilities                    6,000         14,000
                                                    ------------     ----------

     Net cash provided (used) in by
              operating activities                     (79,000)         1,000
                                                   ------------     ----------
Cash flows from investing activities:
     Collection on notes receivable                    276,000         302,000
     Sales of short-term investments                       -0-         427,000
     Sales of property held for sale                   451,000          55,000
                                                   ------------      ----------
          Net cash provided by investing
            activities                                 727,000         784,000
                                                   ------------      ----------
Cash flows from financing activities:
     Distributions to limited partners              (1,200,000)      (900,000)
     Distributions to general partner                   (9,000)        (8,000)
                                                    -----------      ----------
          Net cash used by financing
            activities                              (1,209,000)      (908,000)
                                                    -----------      ----------

Net (decrease) in cash                                (561,000)      (123,000)

Cash at beginning of the period                      1,693,000        777,000
                                                     ---------      ---------

Cash at end of the period                           $1,132,000      $ 654,000
                                                     ==========      =========

See accompanying notes to financial statements

                                 GREEN GOLD CONSOLIDATED
                           (A CALIFORNIA LIMITED PARTNERSHIP)

                             NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)


A.   SIGNIFICANT ACCOUNTING POLICIES

     Property and Depreciation - Property is stated at the lower of cost or net realizable value. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets.

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

C.   NOTES RECEIVABLE

     Notes receivable consist of the following as of:

                                                     March 31,    September 30,
                                                         2000           1999
                                                     ---------     -----------

          First trust deed notes                    $   156,000     $   432,000

          Less:
          Deferred profit on real estate sales          (72,000)       (158,000)
          Allowance for doubtful accounts               (34,000)        (34,000)
                                                     ----------      ---------
                                                    $    50,000     $   240,000
                                                     ==========      ==========

D.   PROPERTY HELD FOR SALE

     Property is comprised of the following:
                                                     March 31,   September 30,
                                                         2000          1999

          Land                                      $      -0-      $  384,000
          Improvements                                     -0-          48,000
          Trees                                            -0-         118,000
                                                     ---------       ---------
               Total                                       -0-         550,000

          Less accumulated depreciation                    -0-        (166,000)
                                                     ----------      ----------
                                                    $      -0-      $  384,000
                                                     =========       =========

E.   EARNINGS (LOSS) PER LIMITED PARTNERSHIP INTEREST

     Earnings (loss) per limited partnership interest have been computed by dividing the aggregate limited partners' share of net income (loss) by the weighted average number of limited partnership interests outstanding during the period, 9,986,000 in 2000 and 1999, respectively.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Partnerhsip is in a winding up phase. As of March 31, 2000, Green Gold has two notes both collaterized by property in Temecula with a total balance of $156,000. The last remaining 13 acre parcel was sold for $75,000 in January 2000. The objective is to obtain payoffs on the remaining two notes and distribute the cash to the partners in 2000.

Recognition of deferred profit for the quarter ended March 31, 2000 increased $6,000 (from $48,000 to $54,000) compared to the quarter ended March 31, 1999. Loss from the one cash property sale was $14,000 in the quarter ended March 2000. Avocado crop sales decreased $8,000 (from $8,000 to $0). There are no remaining parcels.

Culture care costs decreased $14,000 for the quarter ended March 31, 2000 (from $14,000 to $0) compared to the quarter ended March 31, 1999. The decrease is a result of property sales. Professional Services increased $1,000 (from $35,000 to $36,000) compared to the same quarter in the previous year. The increase results from higher payments to the Manager, per the terms of the management agreement, at 2% of the gross Partnership cash receipts. Other operating expenses increased $2,000 (from $5,000 to $7,000) compared to the same quarter in the previous year. The increase mainly results from investor service computer system and insurance costs.

Interest income decreased $21,000 for the quarter ended March 31, 2000 (from $37,000 to $16,000) compared to the quarter ended March 31, 1999. The decrease results from a reduction in outstanding notes receivable of $1,121,000 (from $1,277,000 to $156,000).

Liquidity and Capital Resources

As of March 31, 2000, the Partnership has cash reserves of approximately $1,080,000 to cover operating expenses. This is expected to be sufficient to comply with the business plan.

PART II

OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     May 12, 2000              GREEN GOLD CONSOLIDATED,
                                    a California limited partnership
                                    (Registrant)

                                    By:  Economic Consultants,
                                         a California Partnership,
                                         General Partner

                                    By:  /s/Daniel Lee Stephenson
                                         Daniel Lee Stephenson,
                                         General Partner