Form 10-Q
period 2000-06-30
GREEN GOLD CONSOLIDATED
filed 2000-08-11
CIK 740124

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 2000
                                               OR

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

                          Yes [X]     No [ ]

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                           GREEN GOLD CONSOLIDATED
                     (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEET


                                               June 30,        September 30,
                                                  2000               1999
                                             (Unaudited)
                                              ---------        ------------
ASSETS

Assets:
     Cash and cash equivalents               $1,131,000           $1,693,000
     Notes receivable                            49,000              240,000
     Accrued interest receivable                  3,000                8,000
     Property held for sale                         -0-              384,000
     Other assets                                 3,000                3,000
                                             ----------           ----------
          TOTAL ASSETS                       $1,186,000           $2,328,000
                                              =========            =========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued
            liabilities                      $   53,000           $   48,000
                                             ----------           ----------

          TOTAL LIABILITIES                      53,000               48,000

     Partners' equity                         1,133,000            2,280,000
                                             ----------            ---------

          TOTAL LIABILITIES AND
          PARTNERS' EQUITY                   $1,186,000           $2,328,000
                                              =========            =========

See accompanying notes to financial statements

                                  GREEN GOLD CONSOLIDATED
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                                    For the Nine Months Ended
                                                            June 30,
                                                        2000          1999
                                                   -----------     ---------
REVENUES
     Sales of property held for sale                $  451,000     $  234,000
     Profit deferred on sales of property
        held for sale                                      -0-       (110,000)
     Recognition of deferred profit                     65,000        321,000
     Crop sales                                            -0-        106,000
                                                     ---------      ---------
                                                       516,000        551,000

COSTS AND EXPENSES
     Cost of property sold                             384,000        218,000
     Cultural care costs                                 4,000         65,000
     Professional services                             111,000        117,000
     Depreciation, property tax and other               15,000         32,000
                                                   -----------     ----------
                                                       514,000        432,000

INCOME FROM OPERATIONS                                   2,000        119,000

OTHER INCOME
     Interest income                                    59,000        134,000
     Other income                                        1,000         12,000
                                                    ----------      ----------

NET INCOME                                         $    62,000     $  265,000
                                                   ===========     ==========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                               $    .0062      $   .0265
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
                                                   =========        =========

See accompanying notes to financial statements


                                   GREEN GOLD CONSOLIDATED
                              (A CALIFORNIA LIMITED PARTNERSHIP

                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                 For Three Months Ended
                                                        June 30,
                                                    2000            1999
                                              ----------         ---------
                                                                 < c>
REVENUES
     Sales of property held for sale          $      -0-         $ 234,000
     Profit deferred on sales of property
        held for sale                                -0-          (110,000)
     Recognition of deferred profit                  -0-           169,000
     Crop sales                                      -0-            83,000
                                               ---------          ---------
                                                     -0-           376,000

COSTS AND EXPENSES
     Cost of property sold                           -0-           218,000
     Cultural care costs                             -0-            29,000
     Professional services                        19,000            27,000
     Depreciation, property tax and other          1,000            14,000
                                              ----------         ---------
                                                  20,000           288,000

     INCOME (LOSS) FROM OPERATIONS               (20,000)           88,000

     OTHER INCOME
         Interest income                          15,000            39,000
         Other income                                -0-             7,000
                                               ----------         ---------

     NET INCOME                               $   (5,000)        $ 134,000
                                              ==========         =========

NET INCOME PER LIMITED
PARTNERSHIP INTEREST                          $    .0005         $   .0134
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
                                              =========          =========

See accompanying notes to financial statements

                            GREEN GOLD CONSOLIDATED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS

               For the Nine Months Ended June 30, 2000 and 1999
                                  (Unaudited)


                                                       2000            1999
                                                   -----------     ----------
Cash flows from operating activities:

     Net income                                    $    62,000     $  265,000
     Adjustments to reconcile net income
     to net cash provided by operating activities:
          Gain on sales of property                    (67,000)       (16,000)
          Recognition of deferred profit               (65,000)      (321,000)
          Changes in assets and liabilities:
             Decrease in interest receivables            5,000          2,000
             Decrease in other assets                      -0-         12,000
             Increase in accounts payable
              and accrued liabilities                    5,000          4,000
                                                    ------------     ----------

     Net cash used by operating activities             (60,000)       (54,000)
                                                   ------------     ----------
Cash flows from investing activities:
     Collection on notes receivable                    256,000         766,000
     Sales of short-term investments                       -0-         427,000
     Sales of property held for sale                   451,000          43,000
                                                   ------------      ----------
          Net cash provided by investing
            activities                                 707,000       1,236,000
                                                   ------------      ----------
Cash flows from financing activities:
     Distributions to limited partners              (1,200,000)      (900,000)
     Distributions to general partner                   (9,000)        (8,000)
                                                    -----------      ----------
          Net cash used in financing
            activities                              (1,209,000)      (908,000)
                                                    -----------      ----------

Net increase (decrease) in cash                       (562,000)       274,000

Cash at September 30                                 1,693,000        777,000
                                                     ---------      ---------

Cash at June 30                                     $1,131,000     $1,051,000
                                                     ==========     ==========

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

     Inventories - Inventories, consisting of growing crops, are valued at the lower of cost or net realizable value under the first-in, first-out (FIFO) method. Cost is defined as cultural care costs related to the growing crops.

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

     Certain prior peirod balances have been reclassified to conform to current period presentation.

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

C.   NOTES RECEIVABLE

     Notes receivable consist of the following as of:

                                                      June 30,    September 30,
                                                         2000           1999
                                                     ---------     -----------

          First trust deed notes                    $  155,000      $  432,000

          Less:
          Deferred profit on real estate sales         (72,000)      (158,000)
          Allowance for doubtful accounts              (34,000)       (34,000)
                                                     ----------      ---------
                                                    $   49,000     $  240,000
                                                     ==========      ==========

D.   PROPERTY

     Property is comprised of the following:
                                                      June 30,   September 30,
                                                         20009          1999

          Land                                      $      -0-      $  384,000
          Improvement                                      -0-          48,000
          Trees                                            -0-         118,000
                                                     ---------       ---------
               Total                                       -0-         550,000

          Less:  accumulated depreciation                  -0-        (166,000)
                                                     ----------      ----------
                                                    $      -0-      $  384,000
                                                     =========       =========

E.   EARNINGS (LOSS) PER LIMITED PARTNERSHIP INTEREST

     Earnings (loss) per limited partnership interest have been computed by dividing the aggregate limited partners' share of net income (loss) by the weighted average number of limited partnership interests outstanding during the period, 9,986,000 in the nine months ended June 30, 2000 and 1999.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Partnership is in a winding up phase. As of June 30, 2000, Green Gold has two notes both colaterized by property in Temecula with a total balance of $155,000. The last remaining 13 acre parcel was sold for $75,000 in January 2000. The objective is to obtain payoffs on the remaining two notes and distribute the cash to the partners by fiscal year end September 30, 2000.

Recognition of deferred profit for the quarter ended June 30, 2000 decreased $169,000 (from $169,000 to $0). Avocado crops sales decreased $83,000 (from $83,000 to $0). There are no remaining parcels.

Cultural care costs decreased $29,000 for the quarter ended June 30, 2000 (from $29,000 to $0) compared to the quarter ended June 30, 1999. The decrease is a result of property sales. Professional services decreased $8,000 (from $27,000 to $19,000) compared to the same quarter in the previous year. The decrease results from lower payments to the Manager, per the terms of the management agreement, at 2% of the gross Partnership cash receipts. Other operating expenses decreased $13,000 (from $14,000 to $1,000) compared to the same quarter in the previous year. The decrease mainly results from no property tax and insurance costs as a result of property sales.

Interest income decreased $24,000 for the quarter ended June 30, 2000 (from $39,000 to $15,000) compared to the quarter ended June 30, 1999. The decrease results from a reduction in outstanding notes receivable of $856,000 (from $1,011,000 to $155,000).


Liquidity and Capital Resources

As of June 30, 2000, the Partnership has cash reserves of approximately $1,079,000 to cover operating expenses and any other miscellaneous costs. This is expected to be sufficient to comply with the business plan.

PART II

OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     August 10, 2000           GREEN GOLD CONSOLIDATED,
                                    a California limited partnership
                                    (Registrant)

                                    By:  Economic Consultants,
                                         a California Partnership,
                                         General Partner

                                    By:  /s/Daniel Lee Stephenson
                                         Daniel Lee Stephenson,
                                         General Partner